Form 10-Q
period 1996-06-30
SULLIVAN GRAPHICS INC
filed 1996-08-13
CIK 856709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                      to
                                        --------------------     ---------------

         Commission file number 33-31706-01

                          SULLIVAN COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


                      DELAWARE                                                              62-1395968
(State or other jurisdiction of incorporation or organization)               (I.R.S. employer identification number)

                               225 High Ridge Road
                           Stamford, Connecticut 06905
                                 (203) 977-8101

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                             SULLIVAN GRAPHICS, INC.
             (Exact name of registrant as specified in its charter)


                      NEW YORK                                                                16-1003976
(State or other jurisdiction of incorporation or organization)                (I.R.S. employer identification number)


                               100 Winners Circle
                           Brentwood, Tennessee 37027
                                 (615) 377-0377

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Sullivan Communications, Inc. has 123,889 shares outstanding of its Common Stock, $.01 Par Value, as of July 31, 1996 (all of which are privately owned and not traded on a public market).

                                      INDEX


PART I.         FINANCIAL INFORMATION                                   PAGE NO.
                                                                        --------


  Item 1.       Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets as of
                June 30, 1996 and March 31, 1996                             3

                Condensed Consolidated Statements of Operations for the
                three months ended June 30, 1996 and 1995                    5

                Condensed Consolidated Statements of Cash Flows for the
                three months ended June 30, 1996 and 1995                    6

                Notes to Condensed Consolidated Financial Statements         7

   Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations               13


PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings                                            22

   Item 6.     Exhibits and Reports on Form 8-K                             22


               Signatures                                                   23

               Exhibit Index                                                24

                          SULLIVAN COMMUNICATIONS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)



                                                       JUNE 30, 1996      MARCH 31, 1996
                                                       -------------      --------------
                                                        (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                     --                 --
  Receivables:
     Trade accounts, less allowance for
     doubtful accounts of $5,338 and $4,830
     at June 30, 1996 and March 31, 1996,
     respectively                                        $  60,580             64,465
     Other                                                   3,386              3,588
                                                         ---------          ---------

               Total receivables                            63,966             68,053
  Inventories                                               14,503             13,181
  Prepaid expenses and other current assets                  4,678              4,285
                                                         ---------          ---------

               Total current assets                         83,147             85,519
Property, plant and equipment                              222,949            207,264
Less accumulated depreciation                              (56,874)           (51,103)
                                                         ---------          ---------
               Net property, plant and equipment           166,075            156,161

Excess of cost over net assets acquired, less
  accumulated amortization of $27,318 and
  $25,269 at June 30, 1996 and March
  31, 1996, respectively                                    87,275             89,324
Other assets                                                19,068             20,177
                                                         ---------          ---------
               Total assets                              $ 355,565            351,181
                                                         =========          =========


See accompanying notes to condensed consolidated financial statements.

                          SULLIVAN COMMUNICATIONS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)



                                                             JUNE 30, 1996    MARCH 31, 1996
                                                             -------------    --------------
                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current installments of long-term debt and
    capitalized leases                                        $  14,239             11,490
  Trade accounts payable                                         41,041             35,931
  Accrued expenses                                               30,282             27,271
  Income taxes                                                      881              1,215
                                                              ---------          ---------
        Total current liabilities                                86,443             75,907
Long-term debt and capitalized leases, excluding
  current installments                                          285,444            286,127
Deferred income taxes                                             7,995              7,801
Other liabilities                                                27,711             25,742
                                                              ---------          ---------
        Total liabilities                                       407,593            395,577
Stockholders' deficit:
Common stock, voting, $.01 par value, 5,852,223
  shares authorized, 123,889 shares issued and
  outstanding                                                         1                  1
Series A convertible preferred stock, $.01 par value,
  4,000 shares authorized, issued and outstanding,
  $40,000,000 liquidation preference                                 --                 --
Series B convertible preferred stock, $.01 par value,
  1,750 shares authorized, issued and outstanding,
  $17,500,000 liquidation preference                                 --                 --
Additional paid-in capital                                       57,499             57,499
Accumulated deficit                                            (108,129)          (100,525)
Cumulative translation adjustment                                (1,399)            (1,371)
                                                              ---------          ---------
        Total stockholders' deficit                             (52,028)           (44,396)
                                                              ---------          ---------
Commitments and contingencies

        Total liabilities and stockholders' deficit           $ 355,565            351,181
                                                              =========          =========


See accompanying notes to condensed consolidated financial statements.

                          SULLIVAN COMMUNICATIONS, INC.
                 Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)


                                                      THREE MONTHS ENDED JUNE 30,
                                                      ---------------------------
                                                       1996               1995
                                                       ----               ----

Sales                                                $ 139,704            124,490
Cost of sales                                          124,311            107,735
                                                     ---------          ---------
       Gross profit                                     15,393             16,755
Selling, general and administrative expenses            11,049              8,199
Amortization of goodwill                                 2,049              2,158
Restructuring costs                                        413              2,080
                                                     ---------          ---------
      Operating income                                   1,882              4,318

Other expense (income):
  Interest expense                                       8,630              7,214
  Interest income                                          (47)              (111)
  Nonrecurring charge related to terminated
    merger                                                  --              1,534
  Other, net                                               (79)               144
                                                     ---------          ---------
  Total other expense                                    8,504              8,781
                                                     ---------          ---------
       Loss before income taxes                         (6,622)            (4,463)

Income tax expense                                        (982)            (2,817)
                                                     ---------          ---------
                         Net loss                    $  (7,604)            (7,280)
                                                     =========          =========


See accompanying notes to condensed consolidated financial statements.

                          SULLIVAN COMMUNICATIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                                THREE MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                                      --------
                                                                                              1996              1995
                                                                                              ----              ----
Cash flows provided (used) by operating activities:

  Net loss                                                                                 $ (7,604)           (7,280)

Adjustments to reconcile net loss to cash provided (used) by operating activities:

  Depreciation                                                                                5,805             5,195

  Amortization of goodwill and other assets                                                   2,589             2,514

  Amortization of deferred financing costs and bond premium                                     426               150
                                                                                           --------          --------
                                                                                              8,820             7,859
Decrease (increase) in working capital and other                                             12,706            (4,091)
                                                                                           --------          --------
     Net cash provided (used) by operating activities                                        13,922            (3,512)

Cash flows provided (used) by investing activities:

  Purchases of property, plant and equipment                                                 (2,277)           (7,146)

  Proceeds from sales of property, plant and equipment                                           19                 1

  Other                                                                                         (34)              (18)
                                                                                           --------          --------
      Net cash used by investing activities                                                  (2,292)           (7,163)

Cash flows provided (used) by financing activities:

  Repayment of long-term debt, including current maturities                                  (2,164)           (3,495)

  Net (decrease) increase in revolver borrowings                                             (9,018)           12,000

  Payments under capital lease obligations                                                     (277)              (69)

  Payment of deferred financing costs                                                          (171)              (69)

  Other, net                                                                                     --                55
                                                                                           --------          --------
     Net cash (used) provided by financing activities                                       (11,630)            8,422

Effect of exchange rates on cash and cash equivalents                                            --                 3
                                                                                           --------          --------
Decrease in cash and cash equivalents                                                            --            (2,250)

Cash and cash equivalents:

  Beginning of period                                                                            --             4,635
                                                                                           --------          --------
  End of period                                                                            $     --             2,385
                                                                                           ========          ========
Noncash investing activity:

  Capital lease obligations                                                                $ 13,466               351
                                                                                           ========          ========

See accompanying notes to condensed consolidated financial statements.

                          SULLIVAN COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

DESCRIPTION OF THE COMPANY

Sullivan Communications, Inc. ("Communications"), and, together with its wholly owned subsidiary, Sullivan Graphics, Inc. ("Graphics"), collectively, the ("Company") was formed in April 1989 under the name GBP Holdings, Inc. to effect the purchase of all the capital stock of GBP Industries, Inc. from its stockholders in a leveraged buyout transaction. In October 1989, GBP Holdings, Inc. changed its name to Sullivan Holdings, Inc. and GBP Industries, Inc. changed its name to Sullivan Graphics, Inc. Effective June 1993, Sullivan Holdings, Inc. changed its name to Sullivan Communications, Inc.

On April 8, 1993 (the "Acquisition Date"), pursuant to an Agreement and Plan of Merger dated as of March 12, 1993, as amended (the "Merger Agreement"), between Communications and SGI Acquisition Corp. ("Acquisition Corp."), Acquisition Corp. was merged with and into Communications (the "Acquisition"). Acquisition Corp. was formed by The Morgan Stanley Leveraged Equity Fund II, L.P., certain institutional investors and certain members of management (the "Purchasers") for the purpose of acquiring a majority interest in Communications. Acquisition Corp. acquired a substantial and controlling majority interest in Communications in exchange for $40 million in cash. In the Acquisition, Communications continued as the surviving corporation and the separate corporate existence of Acquisition Corp. was terminated.

On August 15, 1995, the Company completed a merger transaction (the "Shakopee Merger") with Shakopee Valley Printing Inc. ("Shakopee"). Shakopee was formed to effect the purchase of certain assets and assumption of certain liabilities of Shakopee Valley Printing, a division of Guy Gannett Communications. On December 22, 1994, pursuant to an Agreement for the Purchase of Assets between Guy Gannett Communications (the "Seller") and Shakopee (the "Buyer"), the Seller agreed to sell (effective at the close of business on December 22, 1994) certain assets and transfer certain liabilities of Shakopee Valley Printing to the Buyer for a total purchase price of approximately $42.6 million, primarily financed through the issuance of 35,000 shares of Common Stock and bank borrowings. The 35,000 shares were purchased by Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P. and MSCP III 892 Investors, L.P. (collectively, the "MSCP III Entities"), together with First Plaza Group Trust and Leeway & Co. The general partner of each of the MSCP III Entities is a wholly owned subsidiary of Morgan Stanley Group Inc., the parent company of the general partner of the Company's majority stockholder. In addition, the other stockholders of Shakopee were also stockholders of the Company.

Communications has no operations or significant assets other than its investment in Graphics. Communications is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at June 30, 1996, Graphics' ability to pay dividends or lend to Communications is either restricted or prohibited, except that Graphics may pay specified amounts to Communications (i) to pay the repurchase price payable to any officer or employee (or their estates) of Communications, Graphics or any of their respective subsidiaries in respect of their stock or options to purchase stock in Communications upon the death, disability or termination of employment of such officers and employees (so long as no default, or event of default, as defined, has occurred under the terms of the New Bank Credit Agreement, as defined below, and provided the aggregate amount of all such repurchases does not exceed $2,000,000) and (ii) to fund the payment of Communications operating expenses incurred in the ordinary course of business, other corporate overhead costs and expenses (so long as the aggregate amount of such payments does not exceed $250,000 in any fiscal year) and Communications' obligations pursuant to a tax sharing agreement with Graphics. Substantially all of Graphics' long-term obligations have been fully and unconditionally guaranteed by Communications.

                          SULLIVAN COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The two business sectors of the commercial printing industry in which the Company operates are printing and digital imaging/prepress services conducted by its American Color division ("American Color").

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1997. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1996 and the Company's Post-Effective Amendment No. 2 to Registration Statement No. 33-97090 on Form S-1.

Certain prior period amounts have been reclassified to conform with current period presentation.

2.    THE SHAKOPEE MERGER

On August 15, 1995, the Shakopee Merger was consummated and each outstanding share of the Common Stock of Shakopee was converted into one share of the Common Stock of the Company and 1/20 of one share of Series B Preferred Stock of the Company. Also on August 15, 1995, concurrent with the Shakopee merger transaction, the Company refinanced a significant portion of its outstanding indebtedness, including indebtedness assumed in the Shakopee Merger (the "Refinancing"). See note 3 for a description of the Refinancing.

The Shakopee Merger has been accounted for as a combination of entities under common control (similar to a pooling-of-interests), and accordingly, the unaudited condensed consolidated financial statements give retroactive effect to the Shakopee Merger and include the combined operations of Communications and Shakopee subsequent to December 22, 1994.

                          SULLIVAN COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

3.    THE REFINANCING

On August 15, 1995, the Company sold $185 million of 12 3/4% Senior Subordinated Notes Due 2005 (the "New Notes"). In connection with the sale of the New Notes, the Company entered into a series of transactions (the Refinancing and together with the Shakopee Merger, the "Transactions"), including the following:
(i) the Company entered into a Credit Agreement with BT Commercial Corporation ("BTCC") and other financial institutions (the "New Bank Credit Agreement"), providing Graphics with a $75 million revolving credit facility maturing in 2000 (the "New Revolving Credit Facility") and a $60 million amortizing term loan with a final maturity in 2000 (the "New Term Loan"); (ii) the repayment of all $126.5 million of indebtedness outstanding under Graphics' old bank credit agreement (plus $2.3 million of accrued interest to the date of repayment);
(iii) the redemption of all outstanding 15% Senior Subordinated Notes Due 2000 of Graphics at an aggregate redemption price of $105.6 million (plus $1.8 million of accrued interest to the redemption date); (iv) the repayment of all $24.6 million of indebtedness assumed in the Shakopee Merger (plus $0.1 million of accrued interest to the date of repayment) and (v) the incurrence of approximately $11.8 million of fees and expenses related to the Transactions. As a result of the Transactions, the Company recorded an extraordinary loss related to early extinguishment of debt of $4.5 million, net of $0 taxes. This extraordinary loss primarily consisted of the early redemption premium on the 15% Senior Subordinated Notes and the write-off of deferred financing costs related to refinanced indebtedness partially offset by the write-off of a bond premium associated with the 15% Senior Subordinated Notes.

Borrowings under the New Revolving Credit Facility are subject to a borrowing base which consists of (i) 85% of Eligible Accounts Receivable plus (ii) the lesser of (x) $15.0 million or (y) 60% of Eligible Inventory plus (iii) Equipment Acquisition Loans in an amount not to exceed $7.5 million outstanding at any time, each of which must be repaid within six months from the date of borrowing minus (iv) the aggregate amount of reserves against Eligible Accounts Receivable and Eligible Inventory established by BTCC.

At June 30, 1996, the remaining New Term Loan amortizes in the following annual amounts: (i) $6.8 million through the remainder of Fiscal Year 1997, (ii) $10.6 million in Fiscal Year 1998, (iii) $13.3 million in Fiscal Year 1999, (iv) $15.2 million in Fiscal Year 2000 and (v) $8.0 million in Fiscal Year 2001.

Communications has guaranteed Graphics' indebtedness under the New Bank Credit Agreement, as amended (the "Bank Credit Agreement"), which guarantee is secured by a pledge of all Graphics' and its subsidiaries' stock. In addition, borrowings under the Bank Credit Agreement are secured by substantially all of the assets of Graphics. Communications is restricted under its guarantee of the Bank Credit Agreement from, among other things, entering into mergers, acquisitions, incurring additional debt and paying dividends.

Interest under the Bank Credit Agreement is floating based on prevailing market rates and is computed using various rate options over periods of 30, 60, 90 or 180 days as selected by the Company.

                          SULLIVAN COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The amortization for total long-term debt and capitalized leases at June 30, 1996 is shown below (in thousands):

                                                               LONG-TERM       CAPITALIZED
                   FISCAL YEAR                                   DEBT             LEASES
- ----------------------------------------------------          -----------      -----------
                     1997 (remaining nine months)              $   8,226         $ 3,694
                     1998                                         13,013           4,747
                     1999                                         15,208           3,629
                     2000                                         15,793           3,082
                     2001                                         39,126           2,843
Thereafter                                                       187,265          11,289
                                                               ---------         -------
     Total                                                     $ 278,631          29,284
                                                               =========
Imputed Interest                                                                  (8,232)
                                                                                 -------
     Present value of minimum lease payments                                     $21,052
                                                                                 =======

4.    THE GOWE ACQUISITION

On March 12, 1996, Graphics acquired the assets of Gowe, Inc., a Medina, Ohio based regional printer of newspapers, T.V. books and retail advertising inserts and catalogs ("Gowe"), for approximately $6.7 million in cash and assumption of certain liabilities of Gowe, Inc., pursuant to an Asset Purchase Agreement, among Graphics, Gowe, Inc. and ComCorp, Inc., the parent company of Gowe, Inc. (the "Gowe Acquisition"). The Gowe Acquisition was accounted for under the purchase method of accounting applying the provisions of Accounting Principles Board Opinion No. 16 ("APB 16"). Pursuant to the requirements of APB 16, the purchase price was allocated to the tangible assets and identifiable intangible assets and liabilities assumed based upon their respective fair values. The allocation of the purchase price is preliminary and may change during the allocation period. Gowe's results of operations for the three month period ended June 30, 1996 are included in the Company's consolidated financial statements.

The Company's pro forma unaudited results of operations for the three months ended June 30, 1995, assuming that the Gowe Acquisition occurred as of April 1, 1995, were $131.6 million in sales and a $7.2 million net loss.

5.    DISPOSAL OF 51% INTEREST IN NATIONAL INSERTING SYSTEMS, INC.

On March 11, 1996, the Company sold its 51% interest in National Inserting Systems, Inc. ("NIS") for approximately $2.5 million in cash and a note for approximately $0.2 million under the terms of a Stock Redemption Agreement between NIS and Graphics. This transaction resulted in a net gain on disposal of approximately $1.3 million, which was classified as other, net in the consolidated statement of operations for the fiscal year ended March 31, 1996. The proceeds of the sale were used to repay indebtedness under Graphics' Bank Credit Agreement (as defined herein).

                          SULLIVAN COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

6.    INVENTORIES

The components of inventories are as follows (in thousands):


                                JUNE 30, 1996      MARCH 31, 1996
                                -------------      --------------
Paper                              $12,217             11,937
Ink                                    273                272
Equipment held for sale                641                349
Supplies and other                   1,372                623
                                   -------            -------
      Total Inventories            $14,503             13,181
                                   =======            =======

In the third quarter of the fiscal year ended March 31, 1996, the Company changed to the first-in, first-out ("FIFO") method of accounting from the last-in, first-out ("LIFO") method of accounting as the principal method of accounting for inventories. The change results in a balance sheet (1) which reflects inventories at a value that more closely represents current costs which the Company believes are the primary concern of its constituents (bank lenders, financial markets, customers, trade creditors, etc.) and (2) that enhances the comparability of the Company's financial statements by changing to the predominant method used by key competitors in the printing industry. The effect (approximately $0.8 million) of the change for the six months ended September 30, 1995 resulted in the retroactive restatement of the first and second quarters of the fiscal year ended March 31, 1996 of approximately $0.5 million and $0.3 million, respectively, as a decrease of cost of goods sold and a decrease to net loss.

7.   NONRECURRING CHARGES RELATED TO TERMINATED MERGER

The Company recognized $1.5 million of expenses related to a terminated merger in the three month period ended June 30, 1995.

                          SULLIVAN COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

8.   RESTRUCTURING COSTS

In April 1995, the Company approved a plan for its American Color division which is designed to improve productivity, increase customer service and responsiveness, and provide increased growth in this business. The cost of this plan is being accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The estimated pretax costs associated with this plan of $4.8 million represent employee termination, goodwill write-down and other related costs that will be incurred as a direct result of the plan. In the quarter ended June 30, 1995, the Company recognized $2.1 million of such charges, primarily for severance and other personnel related costs. In the quarter ended September 30, 1995, the Company recognized $0.6 million of restructuring costs primarily related to hiring and relocating certain management personnel. In the quarter ended December 31, 1995, the Company recognized an additional $0.1 million of restructuring costs. In the quarter ended March 31, 1996, the Company recognized $1.3 million of restructuring costs, which included $0.9 million of goodwill write-down and $0.4 million primarily related to certain relocation costs associated with the restructuring. The goodwill written down related to certain facilities that were either shut down or relocated as part of the American Color restructuring. In addition, approximately $0.4 million of restructuring costs were recognized in the quarter ended June 30, 1996, primarily related to relocation costs. The remaining costs of approximately $0.3 million, principally related to additional relocation and other transition expenses, will be recorded as incurred.

9.   COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with two of its principal officers and four other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at June 30, 1996, excluding bonuses, was approximately $3.1 million.

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company has recorded a reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at June 30, 1996. The Company believes this amount is adequate to cover such liability.

On December 21, 1989, Graphics sold its ink manufacturing operations and facilities ("CPS"). Graphics remains contingently liable under $4.7 million of industrial revenue bonds assumed by the purchaser ("CPS Buyer") in this transaction. The CPS Buyer which assumed these liabilities has agreed to indemnify Graphics for any resulting obligation and has also provided an irrevocable letter of credit in favor of the holders of such bonds. Accordingly, management believes that any obligation of Graphics under this contingency is unlikely.

The Company has been named as a defendant in several other legal actions arising from its normal business activities. In the opinion of management, any liability that may arise from such actions will not have a material adverse effect on the consolidated financial statements of the Company.

                          SULLIVAN COMMUNICATIONS, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

GENERAL

On August 15, 1995, Shakopee Valley Printing, Inc. ("Shakopee") was merged with and into Sullivan Graphics, Inc. ("Graphics") (the "Shakopee Merger"). The merger has been accounted for as a combination of entities under common control (similar to a pooling-of-interests), and accordingly, the condensed consolidated financial statements give retroactive effect to the Shakopee Merger and include the combined operations of Sullivan Communications, Inc. ("Communications") and Shakopee subsequent to December 22, 1994 (the date on which Shakopee became under common control with Graphics and Communications (the "Company")).

On March 11, 1996, Graphics sold its 51% interest in National Inserting Systems ("NIS") for approximately $2.5 million in cash and a note for approximately $0.2 million under the terms of a Stock Redemption Agreement between NIS and Graphics. The proceeds from the sale were used to repay indebtedness under the Bank Credit Agreement (as defined herein).

On March 12, 1996, Graphics acquired the assets of Gowe, Inc., a Medina, Ohio based regional printer of newspapers, T.V. books and retail advertising inserts and catalogs ("Gowe"), for approximately $6.7 million in cash and assumption of certain liabilities of Gowe, Inc., pursuant to an Asset Purchase Agreement (the "Gowe Acquisition"). The Gowe Acquisition was accounted for under the purchase method of accounting applying the provisions of Accounting Principles Board Opinion No. 16 ("APB 16"). Pursuant to the requirements of APB 16, the purchase price was allocated to the tangible assets and identifiable intangible assets and liabilities assumed based upon their respective fair values. The allocation of the purchase price is preliminary and may change during the allocation period. Gowe's results of operations for the three month period ended June 30, 1996 (the "1996 Three Month Period") are included in the Company's consolidated financial statements.

During March 1996, the Company completed the construction and start-up of a new plant in Hanover, Pennsylvania ("Flexi-Tech"). Flexi-Tech will be dedicated to the production of commercial flexi books (a form of advertising inserts) serving various segments of the retail advertising market and the production of T.V. listing guides serving the newspaper market.

In the 1996 Three Month Period, the Company began to present certain fixed costs of its American Color production facilities within cost of sales rather than as selling, general and administrative expenses. This new presentation is consistent with the Company's presentation of the printing sector's financial information, and the Company believes that this is a more accurate measure of the gross margin of the business. The financial information in the three months ended June 30, 1995 (the "1995 Three Month Period") for the American Color sector has been reclassified to conform with this presentation.

                          SULLIVAN COMMUNICATIONS, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



The following table summarizes the Company's results of operations for the 1996 Three Month Period, and the 1995 Three Month Period.


                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                              ----------------------------------
                                                 1996                     1995
                                                 ----                     ----
                                                    (dollars in thousands)
                  SALES:
                    Printing                  $ 120,342                $ 105,378
                    American Color               17,759                   17,953
                    Other (b)                     1,603                    1,159
                                              ---------                ---------
                      Total                   $ 139,704                $ 124,490
                  GROSS PROFIT:
                    Printing                  $  11,312                $  13,173
                    American Color                3,380                    3,260
                    Other (b)                       701                      322
                                              ---------                ---------
                      Total                   $  15,393                $  16,755
                  GROSS MARGIN:
                    Printing                        9.4%                    12.5%
                    American Color                 19.0%                    18.2%
                      Total                        11.0%                    13.5%
                  OPERATING INCOME
                  (LOSS):
                    Printing                  $   6,025                $   8,981
                    American Color                 (944)(a)               (1,194)(a)
                    Other (b) (c)                (3,199)                  (3,469)
                                              ---------                ---------
                      Total                   $   1,882                $   4,318


(a) Includes the impact of restructuring costs of $0.4 million in the 1996 Three Month Period and $2.1 million in the 1995 Three Month Period.

(b) Other operations consist primarily of revenues and expenses associated with the Company's 51% owned subsidiary, NIS (sold on March 11, 1996), and its wholly-owned subsidiary, Sullivan Media Corporation ("SMC").

(c) Also reflects corporate selling, general and administrative expenses, and amortization expense.

                          SULLIVAN COMMUNICATIONS, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

PRINTING

SALES. Printing sales increased $14.9 million to $120.3 million in the 1996 Three Month Period from $105.4 million in the 1995 Three Month Period. This increase includes $11.9 million of sales by Gowe and Flexi-Tech, and the impact of increased paper prices. These increases were partially offset by the impact of continued competitive pricing pressures which in part resulted from the weak retail environment in the last calendar quarter of 1995. Overall production volume (excluding Gowe and Flexi-Tech) remained relatively consistent between the periods.

GROSS PROFIT. Printing gross profit decreased $1.9 million to $11.3 million in the 1996 Three Month Period from $13.2 million in the 1995 Three Month Period. Printing gross margin decreased to 9.4% in the 1996 Three Month Period from 12.5% in the 1995 Three Month Period. The decrease in gross profit includes the impact of continued competitive pricing pressure, a reduction in the price of paper by-products, and incremental costs related to the start-up of Flexi-Tech. These decreases were partially offset by reduced variable production and certain other manufacturing costs due to continued cost containment programs at the printing plants and incremental gross margin from Gowe. The decrease in gross margin as a percentage of sales includes the above mentioned factors and the impact of increased paper prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Printing selling, general and administrative expenses increased to $5.3 million or 4.4% of printing sales in the 1996 Three Month Period from $4.2 million or 4.0% of printing sales in the 1995 Three Month Period. This increase includes selling, general and administrative expenses of Gowe and Flexi-Tech, and increased sales and marketing expenses offset in part by decreases in certain employee related expenses.

OPERATING INCOME. As a result of these factors, operating income from the printing business decreased to $6.0 million in the 1996 Three Month Period from $9.0 million in the 1995 Three Month Period.

AMERICAN COLOR

SALES. American Color's sales decreased $0.2 million to $17.8 million in the 1996 Three Month Period from $18.0 million in the 1995 Three Month Period. This decrease is primarily the result of lower prepress production volume partially offset by increases in digital visual effects work.

GROSS PROFIT. American Color's gross profit increased $0.1 million to $3.4 million in the 1996 Three Month Period from $3.3 million in the 1995 Three Month Period. American Color's gross margin increased to 19.0% in the 1996 Three Month Period from 18.2% in the 1995 Three Month Period. These increases are primarily the result of cost savings in material and other production costs offset in part by facilities management start-up costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. American Color's selling, general and administrative expenses increased to $3.9 million or 22.0% of American Color's sales in the 1996 Three Month Period from $2.4 million or 13.2% of American Color's sales in the 1995 Three Month Period. These increases are a result of increased sales and marketing expenses and the addition of operations and administrative personnel and related expenses.

                          SULLIVAN COMMUNICATIONS, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

OPERATING INCOME (LOSS). As a result of these factors and the incurrence of restructuring costs related primarily to employee termination and other expenses associated with the American Color restructuring plan of $0.4 million and $2.1 million in the 1996 and 1995 Three Month Periods, respectively, operating losses at American Color decreased to a loss of $0.9 million in the 1996 Three Month Period from a loss of $1.2 million in the 1995 Three Month Period.

See discussion below for information regarding the American Color restructuring plan.

OTHER OPERATIONS

Other operations consist primarily of revenues and expenses associated with the Company's 51% owned subsidiary, NIS (sold March 11, 1996), and its wholly-owned subsidiary, SMC. In addition, other operations include corporate selling, general and administrative and other expenses and amortization expense. Amortization expense related to other operations, including goodwill amortization (see below), were $2.3 million and $2.4 million, in the 1996 Three Month Period and the 1995 Three Month Period, respectively.

Operating losses from other operations decreased $0.3 million to a loss of $3.2 million in the 1996 Three Month Period from a loss of $3.5 million in the 1995 Three Month Period. This includes reduced amortization expenses and a reduction in certain other employee related costs.

GOODWILL AMORTIZATION

Amortization expense associated with goodwill was $2.0 million and $2.2 million for the 1996 and 1995 Three Month Periods, respectively.

                          SULLIVAN COMMUNICATIONS, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESTRUCTURING COSTS

In April 1995, the Company approved a plan for its American Color division which is designed to improve productivity, increase customer service and responsiveness, and provide increased growth in this business. The cost of this plan is being accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The estimated pretax costs associated with this plan of $4.8 million represent employee termination, goodwill write-down and other related costs that will be incurred as a direct result of the plan. In the quarter ended June 30, 1995, the Company recognized $2.1 million of such charges, primarily for severance and other personnel related costs. In the quarter ended September 30, 1995, the Company recognized $0.6 million of restructuring costs, related primarily to hiring and relocating certain management personnel. In the quarter ended December 31, 1995, the Company recognized an additional $0.1 million of restructuring costs. In the quarter ended March 31, 1996, the Company recognized $1.3 million of restructuring costs, which included $0.9 million of goodwill write-down and $0.4 million primarily related to certain relocation costs associated with the restructuring. The goodwill written down related to certain facilities that were either shut down or relocated as part of the American Color restructuring. In addition, approximately $0.4 million of restructuring costs were recognized in the quarter ended June 30, 1996, primarily related to relocation costs. The remaining costs of approximately $0.3 million, principally related to additional relocation and other transition expenses, will be recorded as incurred.

INTEREST EXPENSE

Interest expense increased 19.6% to $8.6 million in the 1996 Three Month Period from $7.2 million in the 1995 Three Month Period. This increase primarily includes the impact of increased indebtedness levels including indebtedness related to the Transactions (see note 3 to the Unaudited Condensed Consolidated Financial Statements).

NONRECURRING CHARGES RELATED TO TERMINATED MERGER

The Company recognized $1.5 million of expenses related to a terminated merger in the 1995 Three Month Period.

OTHER EXPENSE, NET

Other expense, net increased to income of $0.1 million in the 1996 Three Month Period from expense of $0.1 million in the 1995 Three Month Period.

                          SULLIVAN COMMUNICATIONS, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

INCOME TAX EXPENSE

Income tax expense decreased to $1.0 million in the 1996 Three Month Period from $2.8 million in the 1995 Three Month Period. This decrease is primarily due to the Shakopee Merger, smaller amounts of taxable income in foreign jurisdictions, and a decrease in deferred tax expense. During the 1996 Three Month Period the Company increased its valuation allowance by $1.9 million to $23.1 million. The valuation allowance reflects the excess of deferred tax assets (the tax effect of future deductible temporary differences) over deferred tax liabilities (the tax effect of future taxable temporary differences). The increase in the valuation allowance during the 1996 Three Month Period results primarily from the related period tax loss for which tax benefit will not be recorded.

NET LOSS

As a result of the factors discussed above, the Company's net loss increased to $7.6 million in the 1996 Three Month Period from $7.3 million in the 1995 Three Month Period.

LIQUIDITY AND CAPITAL RESOURCES

In August 1995, the Company refinanced substantially all of its existing indebtedness (the "Refinancing") (see note 3 to the Unaudited Condensed Consolidated Financial Statements). The primary objectives of the Refinancing were to gain greater financial and operating flexibility, to facilitate the merger with Shakopee, to refinance near-term debt service requirements and to provide further opportunity for internal growth and growth through acquisitions.

As part of the Refinancing, the Company received gross proceeds of $185 million from the sale of 12 3/4% Senior Subordinated Notes Due 2005 (the "New Notes"). The gross proceeds of the offering of the New Notes, together with $85.6 million in borrowings under the amended credit agreement with BT Commercial Corporation and other financial institutions (the "Bank Credit Agreement"), and existing cash balances were used (i) to redeem all $100 million principal amount of the 15% Senior Subordinated Notes at a redemption price of $105.6 million (plus $1.8 million of accrued interest to September 15, 1995, the redemption date), (ii) to repay all $126.5 million of indebtedness outstanding under Graphics' old bank credit agreement (plus $2.3 million of accrued interest at the repayment date),
(iii) to repay all $24.6 million of indebtedness assumed in the Shakopee Merger (plus $0.1 million of accrued interest at the repayment date) and (iv) to fund approximately $11.8 million of fees and expenses incurred in connection with the Transactions.

                          SULLIVAN COMMUNICATIONS, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The Bank Credit Agreement includes a revolving credit facility which matures on September 30, 2000 (the "New Revolving Credit Facility") providing for a maximum of $75 million of borrowing availability, subject to a borrowing base requirement (see Note 3 to the Unaudited Condensed Consolidated Financial Statements). As of July 31, 1996, the Company had borrowings of $24.8 million outstanding under the New Revolving Credit Facility and $28.0 million of additional borrowing availability. After giving effect to the semi-annual interest payment on the New Notes on August 1, 1996 of $11.8 million, the borrowing availability was approximately $16.2 million. The Company expects that it will from time to time during the fiscal year ending March 31, 1997 ("Fiscal Year 1997") use a substantial portion of its availability in the normal course of its operations.

The Bank Credit Agreement also provides for a $60 million amortizing term loan with a final maturity on September 30, 2000 (the "New Term Loan"). Remaining Fiscal Year 1997 scheduled payments due under the New Term Loan are $6.8 million.

Cash from operations and net borrowings under the New Revolving Credit Facility (see the Unaudited Condensed Consolidated Statements of Cash Flows) were used to repay $2.2 million in scheduled principal payments on indebtedness during the 1996 Three Month Period. Additionally, these cash sources were used to fund the Company's cash capital expenditures for the 1996 Three Month Period of $2.3 million and the repayment of capital lease obligations of $0.3 million. The Company plans to continue its program of upgrading its printing and prepress equipment and expanding production capacity and currently anticipates that full year Fiscal Year 1997 cash capital expenditures will approximate $11.4 million and repayment of capital lease obligations will approximate $3.5 million. In addition, the Company plans to acquire equipment under capital leases of approximately $25.3 million during full year Fiscal Year 1997. The
Company had zero cash and cash equivalents on hand at June 30, 1996 due to a requirement under the Bank Credit Agreement that substantially all of the Company's daily available funds be used to reduce borrowings under the New Revolving Credit Facility. The Company expects that its ongoing liquidity requirements during Fiscal Year 1997 will be met from cash from operations and amounts available under the Bank Credit Agreement. The Company is currently in compliance with all financial covenants set forth in the Bank Credit Agreement.

At June 30, 1996, the Company had total debt outstanding of $299.7 million, including capital lease obligations. Of the total debt outstanding at June 30, 1996, $84.4 million was outstanding under the Bank Credit Agreement at a weighted average interest rate of 8.19%. A significant portion of the Company's indebtedness (other than the New Notes) bears interest at floating rates, causing the Company to be sensitive to prevailing interest rates. At June 30, 1996, the Company had indebtedness other than obligations under the Bank Credit Agreement of $215.3 million (including $185 million of New Notes).

                          SULLIVAN COMMUNICATIONS, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


EBITDA

                             THREE MONTHS ENDED
                                  JUNE 30,
                          -------------------------
                          1996                 1995
                          ----                 ----

                           (dollars in thousands)
EBITDA:
 Printing               $ 10,811            $ 13,036
 American Color              347(a)               (7)(a)
 Other (b) (c)              (882)             (1,005)
                        --------            --------
    Total               $ 10,276            $ 12,024
EBITDA MARGIN:
  Printing                   9.0%               12.4%
  American Color             2.0%                0.0%
    Total                    7.4%                9.7%


(a) Includes the impact of restructuring costs of $0.4 million in the 1996 Three Month Period and $2.1 million in the 1995 Three Month Period.

(b) Other operations consist primarily of revenues and expenses associated with the Company's 51% owned subsidiary, NIS (sold on March 11, 1996), and its wholly owned subsidiary SMC.

(c) Also reflects corporate selling, general and administrative expenses.


EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. "EBITDA" is defined as earnings before net interest expense, income tax (expense) benefit, depreciation, amortization, other special charges related to asset write-offs and write-downs, other income (expense), discontinued operations and extraordinary items. "EBITDA Margin" is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the New Notes and the Bank Credit Agreement are based on EBITDA, subject to certain adjustments.

                          SULLIVAN COMMUNICATIONS, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Printing. As a result of the reasons previously described under "--Printing," Printing EBITDA decreased 17.1% to $10.8 million in the 1996 Three Month Period from $13.0 million in the 1995 Three Month Period, representing a decrease of $2.2 million, and the Printing EBITDA Margin decreased to 9.0% in the 1996 Three Month Period from 12.4% in the 1995 Three Month Period.

American Color. As a result of the reasons previously described under "--American Color," American Color's EBITDA increased to $0.3 million in the 1996 Three Month Period from $0 million in the 1995 Three Month Period, representing an increase of $0.3 million, and the American Color EBITDA Margin increased to 2.0% in the 1996 Three Month Period from zero in the 1995 Three Month Period. These EBITDA increases included Restructuring costs of $0.4 million in the 1996 Three Month Period as compared with $2.1 million in the 1995 Three Month Period.

Other. As a result of the reasons previously described under "--Other Operations" (excluding changes in amortization expense), other operations improved to negative EBITDA of $0.9 million in the 1996 Three Month Period from negative EBITDA of $1.0 million in the 1995 Three Month Period.

CHANGE IN INVENTORY VALUATION METHOD

During the third quarter of the fiscal year ending March 31, 1996, the Company changed to the first-in, first-out ("FIFO") method of accounting from the last-in, first-out ("LIFO") method of accounting as the principal method of accounting for inventories. The change results in a balance sheet (1) which reflects inventories at a value that more closely represents the current costs which the Company believes is the primary concern of its constituents (bank lenders, financial markets, customers, trade creditors, etc.) and (2) that enhances the comparability of the Company's financial statements by changing to the predominant method used by key competitors in the printing industry. The effect (approximately $0.8 million) of the change for the six months ended September 30, 1995 resulted in the retroactive restatement of the first and second quarters of the fiscal year ending March 31, 1996 of approximately $0.5 million and $0.3 million, respectively, as a decrease of cost of goods sold and a decrease to net loss.

                          SULLIVAN COMMUNICATIONS, INC.
                            Part II Other Information

ITEM 1.   (A)     LEGAL PROCEEDINGS

              Reference is made to Item 3 (Legal Proceedings) disclosure in the Company's Form 10-K filed for the fiscal year ended March 31, 1996.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit No.           Description
              -----------           -----------
                   27.0             Financial Data Schedule

         (b)  Reports on Form 8-K

              Form 8-K/A filed with Securities and Exchange Commission on May 3, 1996 under Item 7 to provide financial statements and pro forma financial information of Gowe Printing, Inc.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, Communications and Graphics have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.





                                          Sullivan Communications, Inc.
                                          Sullivan Graphics, Inc.



Date August 13, 1996                      By /s/ Joseph M. Milano
    -------------------------                -------------------------------
                                          Joseph M. Milano
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Authorized Officer and
                                          Principal Financial Officer)




Date August 13, 1996                      By /s/ Patrick W. Kellick
    -------------------------                -------------------------------
                                          Patrick W. Kellick
                                          Vice President - Corporate Controller
                                          (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description                              Page
- -----------                -----------                              ----

27.0                       Financial Data Schedule                   25