Form 10-Q
period 1996-09-30
SULLIVAN GRAPHICS INC; SULLIVAN COMMUNICATIONS INC /DE/
filed 1996-11-13
CIK 856709, 856710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________ to ___________


         Commission file number 33-31706-01

                          SULLIVAN COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     62-1395968
(State or other jurisdiction of          (I.R.S. employer identification number)
 incorporation or organization)


                               225 High Ridge Road
                           Stamford, Connecticut 06905
                                 (203) 977-8101

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                             SULLIVAN GRAPHICS, INC.
             (Exact name of registrant as specified in its charter)

          New York                                     16-1003976
(State or other jurisdiction of          (I.R.S. employer identification number)
 incorporation or organization)


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

Yes    X     No
    ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Sullivan Communications, Inc. has 123,889 shares outstanding of its Common Stock, $.01 Par Value, as of October 31, 1996 (all of which are privately owned and not traded on a public market).

                   Exhibit Index on page 26 of 50 total pages

                                      INDEX


Part I.  Financial Information                                          Page No.


 Item 1.   Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 1996 and March 31, 1996                            3

             Condensed Consolidated Statements of Operations for the
             three months ended September 30, 1996 and 1995                   5

             Condensed Consolidated Statements of Operations for the          6
             six months ended September 30, 1996 and 1995

             Condensed Consolidated Statements of Cash Flows for the
             six months ended September 30, 1996 and 1995                     7

             Notes to Condensed Consolidated Financial Statements             8

  Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   14


Part II. Other Information

     Item 1. Legal Proceedings                                               24

     Item 6. Exhibits and Reports on Form 8-K                                24


             Signatures                                                      25

             Exhibit Index                                                   26

                          SULLIVAN COMMUNICATIONS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)



                                                                               September 30, 1996        March 31, 1996
                                                                               ------------------        --------------
                                                                                   (Unaudited)

Assets

Current assets:
  Cash and cash equivalents                                                            --                     --
  Receivables:
     Trade accounts,  less allowance for doubtful  accounts of $6,109 and $4,830 at September 30, 1996 and March 31, 1996,
       respectively                                                               $ 63,117                64,465
     Other                                                                           3,588                 3,588
                                                                                  --------               -------
               Total receivables                                                    66,705                68,053

  Inventories                                                                       12,755                13,181
  Prepaid expenses and other current assets                                          5,146                 4,285
                                                                                  --------               -------
               Total current assets                                                 84,606                85,519

Property, plant and equipment                                                      228,415               207,264
Less accumulated depreciation                                                      (63,111)              (51,103)
                                                                                  --------               -------
               Net property, plant and equipment                                   165,304               156,161

Excess of cost  over net  assets  acquired,  less  accumulated  amortization  of
  $29,368 and $25,269 at September 30, 1996 and March 31, 1996,
  respectively                                                                      85,379                89,324

Other assets                                                                        18,561                20,177
                                                                                  --------               -------

               Total assets                                                       $353,850               351,181
                                                                                  ========               =======


















See accompanying notes to condensed consolidated financial statements.

                          SULLIVAN COMMUNICATIONS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)



                                                     September 30, 1996         March 31, 1996
                                                     ------------------         --------------
                                                         (Unaudited)

Liabilities and Stockholders' Deficit

Current liabilities:
  Current installments of long-term debt and
    capitalized leases                                  $  15,256                    11,490
  Trade accounts payable                                   39,068                    35,931
  Accrued expenses                                         24,416                    27,271
  Income taxes                                                882                     1,215
                                                        ---------                 ---------
        Total current liabilities                          79,622                    75,907

Long-term debt and capitalized leases, excluding
  current installments                                    296,113                   286,127
Deferred income taxes                                       8,504                     7,801
Other liabilities                                          29,232                    25,742
                                                        ---------                 ---------
        Total liabilities                                 413,471                   395,577

Stockholders' deficit:

Common stock, voting, $.01 par value, 5,852,223
  shares authorized, 123,889 shares issued and
  outstanding                                                   1                         1
Series A convertible preferred stock, $.01 par value,
  4,000 shares authorized, issued and outstanding,
  $40,000,000 liquidation preference                           --                        --
Series B convertible preferred stock, $.01 par value,
  1,750 shares authorized, issued and outstanding,
  $17,500,000 liquidation preference                           --                        --
Additional paid-in capital                                 57,499                    57,499
Accumulated deficit                                      (115,677)                 (100,525)
Cumulative translation adjustment                          (1,444)                   (1,371)
                                                        ---------                 ---------

        Total stockholders' deficit                       (59,621)                  (44,396)
                                                        ---------                 ---------

Commitments and contingencies

        Total liabilities and stockholders' deficit     $ 353,850                   351,181
                                                        =========                   =======








See accompanying notes to condensed consolidated financial statements.

                          SULLIVAN COMMUNICATIONS, INC.
                 Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)


                                                           Three Months Ended
                                                               September 30,
                                                           ------------------

                                                          1996           1995
                                                          ----           ----

Sales                                                   $ 138,495      130,653
Cost of sales                                             121,005      113,458
                                                        ---------    ---------

      Gross profit                                         17,490       17,195

Selling, general and administrative expenses (note 8)      12,850       10,152
Amortization of goodwill                                    2,050        2,158
Restructuring costs                                            75          644
                                                        ---------    ---------

       Operating income                                     2,515        4,241

Other expense (income):
  Interest expense                                          9,464        8,006
  Interest income                                             (44)         (69)
  Other, net                                                   34          878
                                                        ---------    ---------

  Total other expense                                       9,454        8,815


      Loss from operations before income taxes
      and extraordinary item                               (6,939)      (4,574)

Income tax expense                                           (609)        (371)
                                                        ---------    ---------

       Loss from operations before
       extraordinary item                                  (7,548)      (4,945)

Loss on early extinguishment of debt, net of
  tax                                                          --       (4,526)
                                                        ---------    ---------

                          Net loss                      $  (7,548)      (9,471)
                                                        =========     =========














See accompanying notes to condensed consolidated financial statements.

                          SULLIVAN COMMUNICATIONS, INC.
                 Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                               September 30,
                                                           ------------------

                                                          1996           1995
                                                          ----           ----
Sales                                                   $ 278,199      255,143
Cost of sales                                             245,316      221,193
                                                        ---------    ---------

       Gross profit                                        32,883       33,950

Selling, general and administrative expenses (note 8)      23,899       18,352
Amortization of goodwill                                    4,099        4,315
Restructuring costs                                           488        2,724
                                                        ---------    ---------

      Operating income                                      4,397        8,559

Other expense (income):
  Interest expense                                         18,094       15,219
  Interest income                                             (91)        (180)
  Nonrecurring charge related to terminated
    merger                                                     --        1,534
  Other, net                                                  (45)       1,022
                                                        ---------    ---------

 Total other expense                                       17,958       17,595
                                                        ---------    ---------

       Loss from operations before income taxes
       and extraordinary item                             (13,561)      (9,036)

Income tax expense                                         (1,591)      (3,187)
                                                        ---------    ---------

       Loss from operations before
       extraordinary item                                 (15,152)     (12,223)

Loss on early extinguishment of debt, net of
  tax                                                          --       (4,526)
                                                        ---------    ---------

                          Net loss                      $ (15,152)     (16,749)
                                                        =========    =========
















See accompanying notes to condensed consolidated financial statements.

                          SULLIVAN COMMUNICATIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                      September 30,
                                                                                  ------------------

                                                                                    1996         1995
                                                                                    ----         ----

Cash flows provided (used) by operating activities:

  Net loss                                                                         $(15,152)    (16,749)




Adjustments to reconcile net loss to cash provided (used) by operating activities:

  Depreciation                                                                       12,054      10,288

  Amortization of goodwill and other assets                                           4,931       5,052

  Amortization of deferred financing costs and bond premium                             869         480
                                                                                   --------    --------

                                                                                     17,854      15,820

Extraordinary non-cash credit from early retirement of debt, net                         --      (1,803)

Decrease (increase) in working capital and other                                      5,498     (11,827)
                                                                                   --------    --------

     Net cash provided (used) by operating activities                                 8,200     (14,559)





Cash flows provided (used) by investing activities:

  Cash purchases of property, plant and equipment                                    (4,981)    (13,635)

  Proceeds from sales of property, plant and equipment                                   21           1

  Other                                                                                 (80)       (137)
                                                                                   --------    --------








      Net cash used by investing activities                                          (5,040)    (13,771)

Cash flows provided (used) by financing activities:

  Proceeds from long-term borrowings                                                     --     245,000

  Repayment of long-term debt, including current maturities                          (4,450)   (218,611)

  Net increase in revolver borrowings                                                 3,123       9,770

  Payments under capital lease obligations                                           (1,278)       (124)

  Payment of deferred financing costs                                                  (555)    (11,846)

  Other, net                                                                             --         121
                                                                                   --------    --------

     Net cash (used) provided by financing activities                                (3,160)     24,310

Effect of exchange rates on cash and cash equivalents                                    --          10

Decrease in cash and cash equivalents                                                    --      (4,010)
                                                                                   --------    --------

Cash and cash equivalents:

  Beginning of period                                                                    --       4,635
                                                                                   --------    --------






  End of period                                                                    $     --         625
                                                                                   ========    ========


Noncash investing activity:

  Equipment purchases under capital leases                                         $ 16,243       1,844
                                                                                   ========    ========








See accompanying notes to condensed consolidated financial statements.

                          SULLIVAN COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
Description of the Company

Sullivan Communications, Inc. ("Communications"), and, together with its wholly owned subsidiary, Sullivan Graphics, Inc. ("Graphics"), collectively, (the "Company") was formed in April 1989 under the name GBP Holdings, Inc. to effect the purchase of all the capital stock of GBP Industries, Inc. from its stockholders in a leveraged buyout transaction. In October 1989, GBP Holdings, Inc. changed its name to Sullivan Holdings, Inc. and GBP Industries, Inc. changed its name to Sullivan Graphics, Inc. Effective June 1993, Sullivan Holdings, Inc. changed its name to Sullivan Communications, Inc.

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

Communications has no operations or significant assets other than its investment in Graphics. Communications is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at September 30, 1996, Graphics' ability to pay dividends or lend to Communications is either restricted or prohibited, except that Graphics may pay specified amounts to Communications (i) to pay the repurchase price payable to any officer or employee (or their estates) of Communications, Graphics or any of their respective subsidiaries in respect of their stock or options to purchase stock in Communications upon the death, disability or termination of employment of such officers and employees (so long as no default, or event of default, as defined, has occurred under the terms of the New Bank Credit Agreement, as defined below, and provided the aggregate amount of all such repurchases does not exceed $2,000,000) and (ii) to fund the payment of Communications' operating expenses incurred in the ordinary course of business, other corporate overhead costs and expenses (so long as the aggregate amount of such payments does not exceed $250,000 in any fiscal year) and Communications' obligations pursuant to a tax sharing agreement with Graphics. Substantially all of Graphics' long-term obligations have been fully and unconditionally guaranteed by Communications.

                          SULLIVAN COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The two business sectors of the commercial printing industry in which the Company operates are printing and digital imaging/prepress services conducted by its American Color division ("American Color").

1.  Summary of Significant Accounting Policies

a.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and six month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1997. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1996 and the Company's Post-Effective Amendment No. 2 to Registration Statement No. 33-97090 on Form S-1.

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

At September 30, 1996, the remaining New Term Loan amortizes in the following annual amounts: (i) $4.6 million through the remainder of Fiscal Year 1997, (ii) $10.6 million in Fiscal Year 1998, (iii) $13.3 million in Fiscal Year 1999, (iv) $15.2 million in Fiscal Year 2000 and (v) $8.0 million in Fiscal Year 2001.

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

                          SULLIVAN COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
4.    The Gowe Acquisition

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

The Company's pro forma unaudited results of operations for the six months ended September 30, 1995, assuming that the Gowe Acquisition occurred as of April 1, 1995, were $271.2 million in sales and a $16.6 million net loss.

5.    Disposal of 51% Interest in National Inserting Systems, Inc.

On March 11, 1996, the Company sold its 51% interest in National Inserting Systems, Inc. ("NIS") for approximately $2.5 million in cash and a note for approximately $0.2 million under the terms of a Stock Redemption Agreement between NIS and Graphics. This transaction resulted in a net gain on disposal of approximately $1.3 million, which was classified as other, net in the consolidated statement of operations for the fiscal year ended March 31, 1996. The proceeds from the sale were used to repay indebtedness under Graphics' Bank Credit Agreement (as defined herein).

6.    Inventories

The components of inventories are as follows (in thousands):


                                       September 30, 1996       March 31, 1996
                                       ------------------       --------------

Paper                                     $  10,635                 11,277

Ink                                             302                    272

Equipment held for sale                         366                    349

Supplies and other                            1,452                  1,283
                                              -----                 ------

      Total                              $   12,755                 13,181
                                         ==========                 ======


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

                          SULLIVAN COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

7.   Non-recurring Charges Related to Terminated Merger

The Company recognized $1.5 million of expenses related to a terminated merger in the six month period ended September 30, 1995.

8.  Non-recurring Charge Related to Resignation of Chief Executive Officer

A non-recurring charge of $1.9 million was recorded and is classified as a selling, general and administrative expense in the quarter ended September 30, 1996 relating to the resignation of the Company's Chief Executive Officer. Payments under the related agreement continue through 2001, subject to certain requirements.

9.   Restructuring Costs

In April 1995, the Company approved a plan for its American Color division which is designed to improve productivity, increase customer service and responsiveness, and provide increased growth in this business. The cost of this plan is being accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The estimated pretax costs associated with this plan of $5.0 million represent employee termination, goodwill write-down and other related costs that will be incurred as a direct result of the plan. In the quarter ended June 30, 1995, the Company recognized $2.1 million of such charges, primarily for severance and other personnel related costs. In the quarter ended September 30, 1995, the Company recognized $0.6 million of restructuring costs primarily related to hiring and relocating certain management personnel. In the quarter ended December 31, 1995, the Company recognized an additional $0.1 million of restructuring costs. In the quarter ended March 31, 1996, the Company recognized $1.3 million of restructuring costs, which included $0.9 million of goodwill write-down and $0.4 million primarily related to certain relocation costs associated with the restructuring. The goodwill write-down related to certain facilities that were either shut down or relocated as part of the restructuring. In addition, approximately $0.4 million and $0.1 million of restructuring costs primarily related to relocation costs were recognized in the quarters ended June 30, 1996 and September 30, 1996, respectively. The remaining costs of approximately $0.4 million, principally related to additional relocation and other transition expenses, will be recorded as incurred.

10. Commitments and Contingencies

The Company has employment agreements with one of its principal officers and four other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at September 30, 1996, excluding bonuses, was approximately $2.3 million.

                          SULLIVAN COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company has recorded a reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at September 30, 1996. The Company believes this amount is adequate to cover such liability.

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

On March 12, 1996, Graphics acquired the assets of Gowe, Inc., a Medina, Ohio based regional printer of newspapers, T.V. books and retail advertising inserts and catalogs ("Gowe"), for approximately $6.7 million in cash and assumption of certain liabilities of Gowe, Inc., pursuant to an Asset Purchase Agreement (the "Gowe Acquisition"). The Gowe Acquisition was accounted for under the purchase method of accounting applying the provisions of Accounting Principles Board Opinion No. 16 ("APB 16"). Pursuant to the requirements of APB 16, the purchase price was allocated to the tangible assets and identifiable intangible assets and liabilities assumed based upon their respective fair values. The allocation of the purchase price is preliminary and may change during the allocation period. Gowe's results of operations for the three months ended September 30, 1996 (the "1996 Three Month Period") and the six months ended September 30, 1996 (the "1996 Six Month Period") are included in the Company's consolidated financial statements.

During March 1996, the Company completed the construction and start-up of a new plant in Hanover, Pennsylvania ("Flexi-Tech"). Flexi-Tech will be dedicated to the production of commercial flexi books (a form of advertising inserts) serving various segments of the retail advertising market and the production of T.V. listing guides serving the newspaper market.

In the 1996 Six Month Period, the Company began to present certain fixed costs of its American Color production facilities within cost of sales rather than as selling, general and administrative expenses. This new presentation is consistent with the Company's presentation of the printing sector's financial information, and the Company believes that this is a more accurate measure of the gross margin of the business. The financial information for the three months ended September 30, 1995 (the "1995 Three Month Period") and the six months ended September 30, 1995 (the "1995 Six Month Period") for the American Color sector has been reclassified to conform with this presentation.

                          SULLIVAN COMMUNICATIONS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



The following table summarizes the Company's results of operations for the 1996 Three-Month Period, the 1995 Three-Month Period, the 1996 Six-Month Period and the 1995 Six-Month Period.


                            Three Months Ended            Six Months Ended
                               September 30,                 September 30,
                            ------------------            ----------------

                            1996           1995           1996            1995
                            ----           ----           ----            ----

                                       (dollars in thousands)

Sales:
  Printing             $ 117,586       $ 110,253     $ 237,928       $ 215,631
  American Color          18,204          18,037        35,963          35,990
  Other (b)                2,705           2,363         4,308           3,522
                       ---------       ---------     ---------       ---------
    Total              $ 138,495       $ 130,653     $ 278,199       $ 255,143

Gross Profit:
  Printing             $  12,565       $  12,526     $  23,877       $  25,699
  American Color           3,760           3,644         7,140           6,904
  Other (b)                1,165           1,025         1,866           1,347
                       ---------       ---------     ---------       ---------
    Total              $  17,490       $  17,195     $  32,883       $  33,950

Gross Margin:
  Printing                  10.7%           11.4%         10.0%           11.9%
  American Color            20.7%           20.2%         19.9%           19.2%
    Total                   12.6%           13.2%         11.8%           13.3%


Operating Income
(Loss):
  Printing             $   6,981       $   7,260     $  13,006       $  16,241
  American Color (a)         475               6          (469)         (1,188)
  Other (b) (c)           (4,941)(d)      (3,025)       (8,140)(d)      (6,494)
                       ---------       ---------     ---------       ---------
    Total              $   2,515       $   4,241     $   4,397       $   8,559



(a) Includes the impact of restructuring costs of $0.1 million in the 1996 Three Month Period and $0.6 million in the 1995 Three Month Period, $0.5 million in the 1996 Six Month Period and $2.7 million in the 1995 Six Month Period.
(b) Other operations consist primarily of revenues and expenses associated with the Company's 51% owned subsidiary, NIS (sold on March 11, 1996), and its wholly-owned subsidiary, Sullivan Media Corporation ("SMC").
(c) Also reflects corporate selling, general and administrative expenses, and amortization expense.
(d) Also reflects non-recurring charge of $1.9 million related to the resignation of the Company's Chief Executive Officer (see note 8 to the Unaudited Condensed Consolidated Financial Statements).

                          SULLIVAN COMMUNICATIONS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
Printing

Sales. Printing sales increased $22.3 million to $237.9 million in the 1996 Six Month Period from $215.6 million in the 1995 Six Month Period. This increase includes $22.8 million of sales by Gowe and Flexi-Tech and an approximate 4% increase in volume (excluding Gowe and Flexi-Tech). These increases were partially offset by a decrease in paper prices, the effect of an increase in customer supplied paper, and the impact of competitive pricing pressure, which in part resulted from the continuing impact of the weak retail environment which existed throughout the second half of Fiscal Year 1996.

Printing sales increased $7.3 million to $117.6 million in the 1996 Three Month Period from $110.3 million in the 1995 Three Month Period. This increase includes $10.9 million of sales by Gowe and Flexi-Tech and an approximate 8% increase in volume (excluding Gowe and Flexi-Tech). These increases were partially offset by a decrease in paper prices, the effect of an increase in customer supplied paper, and the impact of competitive pricing pressure, which in part resulted from the continuing impact of the weak retail environment which existed throughout the second half of Fiscal Year 1996.

Gross Profit. Printing gross profit decreased $1.8 million to $23.9 million in the 1996 Six Month Period from $25.7 million in the 1995 Six Month Period. Printing gross margin decreased to 10.0% in the 1996 Six Month Period from 11.9% in the 1995 Six Month Period. The decrease in gross profit and gross margin includes the impact of continued competitive pricing pressure, a reduction in the price of scrap paper, an increase in depreciation expense and incremental costs related to the start-up of Flexi-Tech. These decreases were partially offset by reduced variable production and certain other manufacturing costs due to continued cost containment programs at the printing plants, the effect of higher volume and incremental gross margin from Gowe.

Printing gross profit increased $0.1 million to $12.6 million in the 1996 Three Month Period from $12.5 million in the 1995 Three Month Period. Printing gross margin decreased to 10.7% in the 1996 Three Month Period from 11.4% in the 1995 Three Month Period. The increase in gross profit includes the effect of higher volume, the impact of reduced variable production and certain other manufacturing costs due to continued cost containment programs at the printing plants and incremental gross margin from Gowe. These increases were partially offset by continued competitive pricing pressure, a reduction in the price of scrap paper, an increase in depreciation expense and incremental costs related to the start-up of Flexi-Tech. The decrease in gross margin as a percentage of sales is primarily due to the impact of continued competitive pricing pressure and a reduction in the price of scrap paper.

Selling, General and Administrative Expenses. Printing selling, general and administrative expenses increased to $10.9 million or 4.6% of printing sales in the 1996 Six Month Period from $9.5 million or 4.4% of printing sales in the 1995 Six Month Period. This increase includes selling, general and administrative expenses of Gowe and Flexi-Tech, and increased sales and marketing expenses offset in part by decreases in certain employee related expenses.

Printing selling, general and administrative expenses increased to $5.6 million or 4.8% of printing sales in the 1996 Three Month Period from $5.3 million or 4.8% of printing sales in the 1995 Three Month Period. This increase includes selling, general and administrative expenses of Gowe and Flexi-Tech, and increased sales and marketing expenses.

Operating Income. As a result of the above factors, operating income from the printing business decreased to $13.0 million in the 1996 Six Month Period from $16.2 million in the 1995 Six Month Period and decreased to $7.0 million in the 1996 Three Month Period from $7.3 million in the 1995 Three Month Period.

                          SULLIVAN COMMUNICATIONS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

American Color

Sales. American Color's sales were $36.0 million in both the 1996 Six Month Period and the 1995 Six Month Period.

American Color's sales increased $0.2 million to $18.2 million in the 1996 Three Month Period from $18.0 million in the 1995 Three Month Period. This increase is primarily the result of increases in digital visual effects work partially offset by lower prepress production volume.

Gross Profit. American Color's gross profit increased $0.2 million to $7.1 million in the 1996 Six Month Period from $6.9 million in the 1995 Six Month Period. American Color's gross margin increased to 19.9% in the 1996 Six Month Period from 19.2% in the 1995 Six Month Period. These increases are primarily the result of cost savings in material and other production costs offset in part by facilities management start-up costs.

American Color's gross profit increased $0.2 million to $3.8 million in the 1996 Three Month Period from $3.6 million in the 1995 Three Month Period. American Color's gross margin increased to 20.7% in the 1996 Three Month Period from 20.2% in the 1995 Three Month Period. These increases are primarily the result of cost savings in material and other production costs offset in part by facilities management start-up costs.

Selling, General and Administrative Expenses. American Color's selling, general and administrative expenses increased to $7.1 million or 19.8% of American Color's sales in the 1996 Six Month Period from $5.4 million or 14.9% of American Color's sales in the 1995 Six Month Period. These increases are primarily a result of increased sales and marketing expenses and the addition of operations and administrative personnel and related expenses, including its digital visual effects group.

American Color's selling, general and administrative expenses increased to $3.2 million or 17.6% of American Color's sales in the 1996 Three Month Period from $3.0 million or 16.6% of American Color's sales in the 1995 Three Month Period.

Operating Income (Loss). As a result of the above factors and the incurrence of restructuring costs related primarily to employee termination and other expenses associated with the American Color restructuring plan of $0.5 million, $2.7 million, $0.1 million and $0.6 million in the 1996 Six Month Period, the 1995 Six Month Period, the 1996 Three Month Period and the 1995 Three Month Period, respectively, operating losses at American Color were reduced to a loss of $0.5 million in the 1996 Six Month Period from a loss of $1.2 million in the 1995 Six Month Period. Operating income at American Color increased to income of $0.5 million in the 1996 Three Month Period from zero in the 1995 Three Month Period.

See discussion below for information regarding the American Color restructuring plan.

                          SULLIVAN COMMUNICATIONS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Other Operations

Other operations consist primarily of revenues and expenses associated with the Company's 51% owned subsidiary, NIS (sold March 11, 1996), and its wholly-owned subsidiary, SMC. In addition, other operations include corporate selling, general and administrative and other expenses and amortization expense. Amortization expense related to other operations, including goodwill amortization (see below), was $4.4 million, $4.8 million, $2.1 million and $2.4 million, in the 1996 Six Month Period, the 1995 Six Month Period, the 1996 Three Month Period and the 1995 Three Month Period, respectively.

Operating losses from other operations increased $1.6 million to a loss of $8.1 million in the 1996 Six Month Period from a loss of $6.5 million in the 1995 Six Month Period. This increase includes the $1.9 million non-recurring charge related to the resignation of the Company's Chief Executive Officer (see note 8 to the Unaudited Condensed Consolidated Financial Statements).

Operating losses from other operations increased $1.9 million to a loss of $4.9 million in the 1996 Three Month Period from a loss of $3.0 million in the 1995 Three Month Period. This increase also includes the $1.9 million non-recurring charge related to the resignation of the Company's Chief Executive Officer.

Goodwill Amortization

Amortization expense associated with goodwill was $4.1 million, $4.3 million, $2.1 million and $2.2 million for the 1996 Six Month Period, the 1995 Six Month Period, the 1996 Three Month Period and the 1995 Three Month Period, respectively.

Restructuring Costs

In April 1995, the Company approved a plan for its American Color division which is designed to improve productivity, increase customer service and responsiveness, and provide increased growth in this business. The cost of this plan is being accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The estimated pretax costs associated with this plan of $5.0 million represent employee termination, goodwill write-down and other related costs that will be incurred as a direct result of the plan. In the quarter ended June 30, 1995, the Company recognized $2.1 million of such charges, primarily for severance and other personnel related costs. In the quarter ended September 30, 1995, the Company recognized $0.6 million of restructuring costs, related primarily to hiring and relocating certain management personnel. In the quarter ended December 31,1995, the Company recognized an additional $0.1 million of restructuring costs. In the quarter ended March 31, 1996, the Company recognized $1.3 million of restructuring costs, which included $0.9 million of goodwill write-down and $0.4 million primarily related to certain relocation costs associated with the restructuring. The goodwill write-down related to certain facilities that were either shut down or relocated as part of the restructuring. In addition, approximately $0.4 million and $0.1 million of restructuring charges primarily related to relocation costs were recognized in the quarters ended June 30, 1996 and September 30, 1996, respectively. The remaining costs of approximately $0.4 million, principally related to additional relocation and other transition expenses, will be recorded as incurred.

                          SULLIVAN COMMUNICATIONS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Interest Expense

Interest expense increased 18.9% to $18.1 million in the 1996 Six Month Period from $15.2 million in the 1995 Six Month Period. Interest expense increased 18.2% to $9.5 million in the 1996 Three Month Period from $8.0 million in the 1995 Three Month Period. These increases are primarily the result of increased average indebtedness levels including indebtedness related to the Transactions (see note 3 to the Unaudited Condensed Consolidated Financial Statements) and obligations under capital leases.

Non-recurring Charges Related to Terminated Merger

The Company recognized $1.5 million of expenses related to a terminated merger in the 1995 Six Month Period.

Other Expense, Net

Other expense, net decreased to expense of $0 million in the 1996 Six Month Period from expense of $1.0 million in the 1995 Six Month Period. Other expense, net decreased to expense of $0 million in the 1996 Three Month Period from expense of $0.9 million in the 1995 Three Month Period. These decreases primarily include the impact of reduced expenses associated with an employee benefit program.

Income Tax Expense

Income tax expense decreased to $1.6 million in the 1996 Six Month Period from $3.2 million in the 1995 Six Month Period and increased to $0.6 million in the 1996 Three Month Period from $0.4 million in the 1995 Three Month Period. These changes are primarily due to the Shakopee Merger, smaller amounts of taxable income in foreign jurisdictions, the sale of NIS and changes in the deferred tax valuation allowance.

Net Loss

As a result of the factors discussed above, the Company's net loss decreased to $15.2 million in the 1996 Six Month Period from $16.7 million in the 1995 Six Month Period, and decreased to $7.5 million in the 1996 Three Month Period from $9.5 million in the 1995 Three Month Period.

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

The Bank Credit Agreement includes a revolving credit facility which matures on September 30, 2000 (the "New Revolving Credit Facility"), providing for a maximum of $75 million of borrowing availability, subject to a borrowing base requirement (see note 3 to the Unaudited Condensed Consolidated Financial Statements). As of October 31, 1996, the Company had borrowings of $37.9 million outstanding under the New Revolving Credit Facility and $13.5 million of additional borrowing availability. The Company expects that it will from time to time during the fiscal year ending March 31, 1997 ("Fiscal Year 1997") use a substantial portion of its availability in the normal course of its operations.

The Bank Credit Agreement also provides for a $60 million amortizing term loan with a final maturity on September 30, 2000 (the "New Term Loan"). Remaining Fiscal Year 1997 scheduled payments due under the New Term Loan are $4.6 million.

Cash from operations and net borrowings under the New Revolving Credit Facility (see the Unaudited Condensed Consolidated Statements of Cash Flows) were used to repay $4.5 million in scheduled principal payments on indebtedness during the 1996 Six Month Period. Additionally, these cash sources were used to fund the Company's cash capital expenditures during the 1996 Six Month Period of $5.0 million and the repayment of capital lease obligations of $1.3 million. The Company plans to continue its program of upgrading its printing and prepress equipment and expanding production capacity and currently anticipates that full year Fiscal Year 1997 cash capital expenditures will approximate $13 million and repayment of capital lease obligations will approximate $3.5 million. In addition, the Company plans to acquire equipment under capital leases of approximately $29 million during full year Fiscal Year 1997. The Company had zero cash and cash equivalents on hand at September 30, 1996 due to a requirement under the Bank Credit Agreement that substantially all of the Company's daily available funds be used to reduce borrowings under the New Revolving Credit Facility. The Company expects that its ongoing liquidity requirements during Fiscal Year 1997 will be met from cash from operations and amounts available under the Bank Credit Agreement. The Company is currently in compliance with all financial covenants set forth in the Bank Credit Agreement.

                          SULLIVAN COMMUNICATIONS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

At September 30, 1996, the Company had total debt outstanding of $311.4 million, including capital lease obligations. Of the total debt outstanding at September 30, 1996, $94.3 million was outstanding under the Bank Credit Agreement at a weighted average interest rate of 8.25%. Indebtedness under the Bank Credit Agreement bears interest at floating rates, causing the Company to be sensitive to prevailing interest rates. At September 30, 1996, the Company had indebtedness other than obligations under the Bank Credit Agreement of $217.1 million (including $185 million of New Notes).

                          SULLIVAN COMMUNICATIONS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


   EBITDA


                             Three Months Ended           Six Months Ended
                                 September 30,              September 30,
                             ------------------           ----------------

                             1996          1995          1996           1995
                             ----          ----          ----           ----


                                       (dollars in thousands)

EBITDA:
 Printing                $ 12,004       $ 11,176     $ 22,815       $ 24,212
 American Color (a)         1,966          1,252        2,313          1,245
 Other (b) (c)             (2,864)(d)       (553)      (3,746)(d)     (1,558)
                         --------       --------     --------       --------
    Total                $ 11,106       $ 11,875     $ 21,382       $ 23,899

EBITDA Margin:
  Printing                   10.2%          10.1%         9.6%          11.2%
  American Color             10.8%           6.9%         6.4%           3.5%
    Total                     8.0%           9.1%         7.7%           9.4%



(a) Includes the impact of restructuring costs of $0.1 million in the 1996 Three Month Period and $0.6 million in the 1995 Three Month Period, $0.5 million in the 1996 Six Month Period and $2.7 million in the 1995 Six Month Period.
(b) Other operations consist primarily of revenues and expenses associated with the Company's 51% owned subsidiary, NIS (sold on March 11, 1996), and its wholly owned subsidiary SMC.
(c) Also reflects corporate selling, general and administrative expenses.
(d) Also reflects a non-recurring charge of $1.9 million related to the resignation of the Company's Chief Executive Officer (see note 8 to the Unaudited Condensed Consolidated Financial Statements).


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

                          SULLIVAN COMMUNICATIONS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Printing. As a result of the reasons previously described under "--Printing" (excluding the increase in depreciation expense), Printing EBITDA decreased to $22.8 million in the 1996 Six Month Period from $24.2 million in the 1995 Six Month Period, representing a decrease of $1.4 million, and the Printing EBITDA Margin decreased to 9.6% in the 1996 Six Month Period from 11.2% in the 1995 Six Month Period. Printing EBITDA increased to $12.0 million in the 1996 Three Month Period from $11.2 million in the 1995 Three Month Period, representing an increase of $0.8 million, and the Printing EBITDA Margin increased to 10.2% in the 1996 Three Month Period from 10.1% in the 1995 Three Month Period.

American Color. As a result of the reasons previously described under "--American Color," American Color's EBITDA increased to $2.3 million in the 1996 Six Month Period from $1.2 million in the 1995 Six Month Period, representing an increase of $1.1 million, and the American Color EBITDA Margin increased to 6.4% in the 1996 Six Month Period from 3.5% in the 1995 Six Month Period. These EBITDA increases included restructuring costs of $0.5 million in the 1996 Six Month Period as compared with $2.7 million in the 1995 Six Month Period. American Color's EBITDA increased to $2.0 million in the 1996 Three Month Period from $1.3 million in the 1995 Three Month Period, representing an increase of $0.7 million, and the American Color EBITDA Margin increased to 10.8% in the 1996 Three Month Period from 6.9% in the 1995 Three Month Period. These EBITDA increases included Restructuring costs of $0.1 million in the 1996 Three Month Period as compared with $0.6 million in the 1995 Three Month Period.

Other. As a result of the reasons previously described under "--Other Operations" (excluding changes in amortization expense), other operations negative EBITDA increased to negative EBITDA of $3.7 million in the 1996 Six Month Period from negative EBITDA of $1.6 million in the 1995 Six Month Period. Other operations negative EBITDA increased to negative EBITDA of $2.9 million in the 1996 Three Month Period from negative EBITDA of $0.6 million in the 1995 Three Month Period. EBITDA for the 1996 Six Month Period and the 1996 Three Month Period includes the impact of a $1.9 million non-recurring charge related to the resignation of the Company's Chief Executive Officer.

Change in Inventory Valuation Method

During the third quarter of the fiscal year ended March 31, 1996, the Company changed to the first-in, first-out ("FIFO") method of accounting from the last-in, first-out ("LIFO") method of accounting as the principal method of accounting for inventories. The change results in a balance sheet (1) which reflects inventories at a value that more closely represents current costs which the Company believes are the primary concern of its constituents (bank lenders, financial markets, customers, trade creditors, etc.) and (2) that enhances the comparability of the Company's financial statements by changing to the predominant method used by key competitors in the printing industry. The effect (approximately $0.8 million) of the change for the six months ended September 30, 1995 resulted in the retroactive restatement of the first and second quarters of the fiscal year ended March 31, 1996 of approximately $0.5 million and $0.3 million , respectively, as a decrease of cost of goods sold and a decrease to net loss.

                          SULLIVAN COMMUNICATIONS, INC.
                            Part II Other Information

Item 1.   (a) Legal Proceedings

              Reference is made to Item 3 (Legal Proceedings) disclosure in the Company's Form 10-K filed for the fiscal year ended March 31, 1996.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit No.     Description

                   10.1(d) August 13, 1996, Fourth Amendment to Credit Agreement, dated as of August 15, 1995, among Communications, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto

                   10.3 Resignation letter, dated as of September 18, 1996, between Graphics and James T. Sullivan

                   10.4(d) Amendment to Employment Agreement, dated September 18, 1996, between Graphics and Stephen M. Dyott

                   10.8       Severance   agreement,   dated  October  3,  1996,
                              between Graphics and Patrick W. Kellick

                   27.0       Financial Data Schedule

         (b)  Reports on Form 8-K

              None were filed during the quarter ended September 30, 1996.

                                   SIGNATURES




Pursuant  to  the   requirements  of  the  Securities   Exchange  Act  of  1934,
Communications and Graphics have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                                     Sullivan Communications, Inc.
                                     Sullivan Graphics, Inc.



Date  November 13, 1996              By  /s/ Joseph M. Milano
      --------------------------        ---------------------
                                     Joseph M. Milano
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Authorized Officer and
                                     Principal Financial Officer)




Date  November 13, 1996             By  /s/ Patrick W. Kellick
      --------------------------        ---------------------
                                    Patrick W. Kellick
                                    Vice President - Corporate Controller
                                    (Chief Accounting Officer)