Form 10-Q
period 1997-06-30
SULLIVAN GRAPHICS INC; SULLIVAN COMMUNICATIONS INC /DE/
filed 1997-08-13
CIK 856709, 856710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

         Commission file number 33-97090

                               ACG HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   62-1395968
                     (I.R.S. employer identification number)

                               100 Winners Circle
                           Brentwood, Tennessee 37027
                                 (615) 377-0377

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                          SULLIVAN COMMUNICATIONS, INC.
                                  (former name)
        225 High Ridge Road, Stamford, Connecticut 06905, (203) 977-8101
    (former address, including zip code, and telephone, including area code)

                          AMERICAN COLOR GRAPHICS, INC.
             (Exact name of registrant as specified in its charter)

                                    New York
         (State or other jurisdiction of incorporation or organization)

                                   16-1003976
                     (I.R.S. employer identification number)

                               100 Winners Circle
                           Brentwood, Tennessee 37027
                                 (615) 377-0377

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                             SULLIVAN GRAPHICS, INC.
                                  (former name)

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

ACG Holdings, Inc. has 123,889 shares outstanding of its Common Stock, $.01 Par Value, as of July 31, 1997 (all of which are privately owned and not traded on a public market).

                                      INDEX
                                      -----

Part I.  Financial Information                                          Page No.
         ---------------------                                          --------

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 1997 and March 31, 1997...................................  3

         Condensed Consolidated Statements of Operations for the
         three months ended June 30, 1997 and 1996..........................  5

         Condensed Consolidated Statements of Cash Flows for the
         three months ended June 30, 1997 and 1996..........................  6

         Notes to Condensed Consolidated Financial Statements...............  7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................... 10

Part II. Other Information
         -----------------

Item 1.  Legal Proceedings.................................................  18

Item 6.  Exhibits and Reports on Form 8-K..................................  18

         Signatures........................................................  19

         Exhibit Index.....................................................  20

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)

                                                 June 30, 1997    March 31, 1997
                                                 -------------    --------------
                                                  (Unaudited)

Assets

Current assets:
   Cash                                            $        0            0
   Receivables:
     Trade accounts, less allowance for
       doubtful accounts of $6,210 and $5,879
       at June 30, 1997 and March 31, 1997,
       respectively                                    48,132        53,510
     Other                                              2,717         3,252
                                                       ------        ------
            Total receivables                          50,849        56,762

  Inventories                                          11,068         9,711
  Prepaid expenses and other current assets             3,725         3,604
                                                       ------        ------
            Total current assets                       65,642        70,077

Property, plant and equipment                         242,525       238,167
Less accumulated depreciation                         (77,850)      (71,270)
                                                      -------       -------
            Net property, plant and equipment         164,675       166,897

Excess of cost over net assets acquired,
  less accumulated amortization of
  $35,619 and $33,523 at June 30, 1997
  and March 31, 1997, respectively                     80,957        81,964

Other assets                                           18,683        15,037
                                                       ------        ------

            Total assets                           $  329,957       333,975
                                                      =======       =======






     See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)

                                                 June 30, 1997    March 31, 1997
                                                 -------------    --------------
                                                  (Unaudited)

Liabilities and Stockholders' Deficit

Current liabilities:
  Current installments of long-term debt
    and capitalized leases                         $    19,268        18,252
  Trade accounts payable                                29,303        29,364
  Accrued expenses                                      31,606        30,037
  Income taxes                                             482         1,022
                                                      --------       -------
     Total current liabilities                          80,659        78,675

Long-term debt and capitalized leases,
  excluding current installments                       290,838       294,057
Deferred income taxes                                    9,169         8,713
Other liabilities                                       30,603        28,848
                                                        ------       -------
     Total liabilities                                 411,269       410,293

Stockholders' deficit:

Common stock, voting, $.01 par value,
  5,852,223 shares authorized, 123,889
  shares issued and outstanding                              1             1
Series A convertible preferred stock,
  $.01 par value, 4,000 shares authorized,
  issued and outstanding, $40,000,000
  liquidation preference                                    --            --
Series B convertible preferred stock,
  $.01 par value, 1,750 shares authorized,
  issued and outstanding, $17,500,000
  liquidation preference                                    --            --
Additional paid-in capital                              57,499        57,499
Accumulated deficit                                   (137,178)     (132,228)
Cumulative translation adjustment                       (1,634)       (1,590)
                                                        ------       -------

     Total stockholders' deficit                       (81,312)      (76,318)
                                                       -------       -------

Commitments and contingencies

     Total liabilities and stockholders' deficit   $   329,957       333,975
                                                       =======       =======


     See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                      1997              1996
                                                      ----              ----

Sales                                              $  126,128         138,101
Cost of sales                                         109,100         123,332
                                                      -------         -------
     Gross profit                                      17,028          14,769
Selling, general and administrative expenses            9,906          10,008
Amortization of goodwill                                2,096           2,049
Restructuring costs                                        --             413
                                                      -------         -------
     Operating income                                   5,026           2,299
Other expense (income):
  Interest expense                                      9,256           8,630
  Interest income                                         (32)            (47)
  Other, net                                              215             (79)
                                                      -------         -------
  Total other expense                                   9,439           8,504
                                                      -------         -------
      Loss from continuing operations
        before income taxes                            (4,413)         (6,205)
Income tax expense                                       (537)           (982)
                                                      -------         -------
      Loss from continuing operations                  (4,950)         (7,187)

Discontinued operations, net of tax                        --            (417)
                                                      -------         -------
             Net loss                              $   (4,950)         (7,604)
                                                      =======         =======






    See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                        1997            1996
                                                        ----            ----

Cash flows provided (used) by operating activities:

    Net loss                                          $ (4,950)         (7,604)
Adjustments to reconcile net loss to cash
  provided by operating activities:
    Depreciation                                         6,701           5,802
    Depreciation and amortization related to SMC            --             242
    Amortization of goodwill and other assets            2,366           2,350
    Amortiztion of deferred financing costs                464             426
    Decrease in working capital and other                3,722          12,706
                                                       -------          ------
      Net cash provided by operating activities          8,303          13,922
Cash flows provided (used) by investing activities:

    Purchases of property, plant and equipment          (2,930)         (2,277)
    Proceeds from sales of property, plant and
      equipment                                            152              19
    Other                                                 (256)            (34)
                                                       -------         -------
      Net cash used by investing activities             (3,034)         (2,292)
Cash flows provided (used) by financing activities:

    Repayment of long-term debt, including
      current maturities                                (2,869)         (2,164)
    Proceeds from Term Loan Facility                    25,000              --
    Net decrease in revolver borrowings                (24,582)         (9,018)
    Payments under capital lease obligations            (1,484)           (277)
    Payment of deferred financing costs                 (1,332)           (171)
    Other, net                                              (2)             --
                                                       -------         -------
      Net cash used by financing activities             (5,269)        (11,630)
                                                       -------         -------
      Net change in cash                                    --              --
    Cash:

      Beginning of period                                   --              --
                                                       -------         -------
      End of Period                               $         --              --
                                                       =======         =======
    Noncash investing activitiy:

    Equipment purchases under capital leases      $      1,690          13,466
                                                       =======         =======

See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Description of the Company

In July 1997, Sullivan Communications, Inc. changed its name to ACG Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Sullivan Graphics, Inc. changed its name to American Color Graphics, Inc. ("Graphics"). Holdings and Graphics are collectively referred to in this document as (the "Company").

Holdings has no operations or significant assets other than its investment in Graphics. Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at June 30, 1997, Graphics' ability to pay dividends or lend to Holdings was either restricted or prohibited, except that Graphics may pay specified amounts to Holdings (i) to pay the repurchase price payable to any officer or employee (or their estates) of Holdings, Graphics or any of their respective subsidiaries in respect of their stock or options to purchase stock in Holdings upon the death, disability or termination of employment of such officers and employees (so long as no default, or event of default, as defined, has occurred under the terms of the Bank Credit Agreement, as defined below, and provided the aggregate amount of all such repurchases does not exceed $2 million) and (ii) to fund the payment of Holdings' operating expenses incurred in the ordinary course of business, other corporate overhead costs and expenses (so long as the aggregate amount of such payments does not exceed $250,000 in any fiscal year) and Holdings' obligations pursuant to a tax sharing agreement with Graphics. Substantially all of Graphics' long-term obligations have been fully and unconditionally guaranteed by Holdings.

The two business sectors of the commercial printing industry in which the Company operates are printing and digital imaging and prepress services conducted by its American Color division ("American Color").

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1998. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1997 and the Company's Post-Effective Amendment No. 3 to Registration Statement No. 33-97090 on Form S-1.

Certain prior period amounts have been reclassified to conform with current period presentation.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

2.   Indebtedness Transactions

On June 30, 1997, the Company entered into a $25 million term loan facility with Bankers Trust Company and a syndicate of lenders including a $5 million participation by Morgan Stanley Senior Funding, Inc., a related party, which matures on March 31, 2001 (the "Term Loan Facility"). Net proceeds under this facility of approximately $23.5 million (after loan fees and other transaction costs) were received and used to reduce outstanding borrowings under the existing $75 million revolving credit facility maturing in 2000 (the "Revolving Credit Facility"). Interest under the Term Loan Facility is floating based upon existing market rates plus agreed upon margin levels which escalate over the initial 24 months of the facility. In addition, the Company is required to pay certain additional cash fees on the 6, 12, 18, 24 and 30 month anniversary dates of the facility based upon the then outstanding principal amounts. The obligations under this facility are guaranteed on the same basis and by the same guarantors as the Company's amended Credit Agreement with BT Commercial Corporation (the "Bank Credit Agreement") although such guarantees are secured by second priority security interests in the tangible and intangible assets of the Company and such guarantors. Covenants under this agreement are substantially similar to, but in certain respects are more restrictive than, existing covenants under the Senior Subordinated Notes Indenture. Morgan Stanley Senior Funding, Inc. received transaction fees of approximately $0.3 million. In connection with the Term Loan Facility, the Company obtained amendments with respect to certain financial covenants and an amendment that decreased the Borrowing Base through March 31, 1998. After giving effect to such amendments, the Company is currently in compliance with all financial covenants set forth in the Bank Credit Agreement, as amended.

3.   Discontinued Operations

In February 1997, the Company made a strategic decision to shut down the operations of its wholly-owned subsidiary Sullivan Media Corporation ("SMC"). The shut down of SMC has been accounted for as a discontinued operation, and accordingly, its operating results are segregated and reported as a discontinued operation in the accompanying unaudited condensed consolidated financial statements. The assets of SMC and any resulting gain or loss on the disposal of those assets is immaterial to the results of operations and financial position of the Company.

4.   Inventories

The components of inventories are as follows (in thousands):

                                                 June 30, 1997    March 31, 1997
                                                 -------------    --------------

Paper                                              $  9,024           7,831

Ink                                                     270             324

Equipment held for sale                                  89              60

Supplies and other                                    1,685           1,496
                                                     ------           -----

      Total Inventories                            $ 11,068           9,711
                                                     ======           =====

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

5.   Restructuring Costs

In April 1995, the Company implemented a plan for its American Color division which was designed to improve productivity, increase customer service and responsiveness, and provide increased growth in the digital imaging and prepress services business. The cost of this plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The pretax costs of $5 million which were incurred as a part of this plan represent employee termination, goodwill write-down and other related costs that were incurred as a direct result of the plan. For the quarter ended June 30, 1997, no restructuring costs were recognized. Approximately $0.9 million of restructuring costs primarily related to relocation expenses were recognized in Fiscal Year 1997, of which $0.4 million was incurred in the quarter ended June 30, 1996.

6.   Commitments and Contingencies

The Company has employment agreements with one of its principal officers and six other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at June 30, 1997, excluding bonuses, was approximately $2.6 million.

On December 21, 1989, Graphics sold to CPS its ink manufacturing operations and facilities. Graphics remains contingently liable under $3.7 million of industrial revenue bonds assumed by CPS. CPS assumed these liabilities and has agreed to indemnify Graphics for any resulting obligation and has also provided an irrevocable letter of credit in favor of the holders of such bonds. Accordingly, management believes that any obligation of Graphics under this contingency is unlikely.

Concurrent with the sale of its ink manufacturing facility, Graphics entered into a long-term ink supply contract with CPS. The supply contract requires Graphics to purchase substantially all of its ink requirements, within certain limitations and minimums, from CPS. Graphics believes that prices for products under this contract approximate market prices at the time of purchase of such products.

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company has recorded a reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at June 30, 1997. The Company believes this amount is adequate to cover such liability.

The Company has been named as a defendant in several other legal actions arising from its normal business activities. In the opinion of management, any liability that may arise from such actions will not have a material adverse effect on the consolidated financial statements of the Company.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

         This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside the control of ACG Holdings, Inc. ("Holdings"), together with its wholly-owned subsidiary, American Color Graphics, Inc. ("Graphics"), collectively (the "Company"), including fluctuations in the cost of paper and other raw materials used by the Company, changes in the advertising and printing markets, actions by the Company's competitors, particularly with respect to pricing, the financial condition of the Company's customers, the financial condition and liquidity of the Company, the general condition of the United States economy, demand for the Company's products and services and the matters set forth in this Report generally. Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

General

In February of Fiscal Year 1997, the Company made a strategic decision to shut down the operations of its wholly-owned subsidiary SMC. SMC's shut down has been accounted for as a discontinued operation, and accordingly, SMC's operations are segregated in the Company's unaudited condensed consolidated financial statements. Sales, costs of sales and selling, general and administrative expenses attributable to SMC for the three months ended June 30, 1996 (the "1996 Three Month Period") have been reclassified to discontinued operations.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following table summarizes the Company's results of operations for the three months ended June 30, 1997 (the "1997 Three Month Period") and the 1996 Three Month Period:

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                       1997           1996
                                                       ----           ----
                                                     (dollars in thousands)

                 Sales:

                   Printing                        $  106,604        120,342
                   American Color                      19,524         17,759
                                                      -------        -------
                     Total                         $  126,128        138,101

                 Gross Profit:

                   Printing                        $   12,160         11,312
                   American Color                       4,869          3,380
                   Other                                   (1)            77
                                                      -------        -------
                     Total                         $   17,028         14,769

                 Gross Margin:

                   Printing                             11.4%           9.4%
                   American Color                       24.9%          19.0%
                     Total                              13.5%          10.7%



                 Operating Income
                 (Loss):

                   Printing                        $    6,911          6,025
                   American Color                         996           (944)(a)
                   Other (b)                           (2,881)        (2,782)
                                                      -------         ------
                     Total                         $    5,026          2,299



(a) Includes the impact of restructuring costs of $0.4 million in the 1996 Three Month Period.

(b) Consists primarily of corporate general and administrative expenses, and amortization expense.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Printing

Sales. Printing sales decreased $13.7 million to $106.6 million in the 1997 Three Month Period from $120.3 million in the 1996 Three Month Period. This decrease is primarily the result of a decrease in paper prices.

Gross Profit. Printing gross profit increased $0.9 to $12.2 million in the 1997 Three Month Period from $11.3 million in the 1996 Three Month Period. Printing gross margin increased to 11.4% in the 1997 Three Month Period from 9.4% in the 1996 Three Month Period. The increase in gross profit is primarily the result of improved customer and product mix. The increase in gross profit is also impacted by the effect of costs in the 1996 Three Month Period related to the start-up of a plant in Hanover, Pennsylvania, Flexi-Tech. The increase in gross profit as a percentage of sales includes the above mentioned factors and the impact of lower paper prices.

Selling, General and Administrative Expenses. Printing selling, general and administrative expenses remained relatively unchanged at $5.2 million, or 4.9% of printing sales, in the 1997 Three Month Period compared to $5.3 million, or 4.4% of printing sales, in the 1996 Three Month Period.

Operating Income. As a result of these factors, operating income from the printing business increased by 14.7% to $6.9 million in the 1997 Three Month Period from $6 million in the 1996 Three Month Period.

American Color

Sales. American Color's sales increased $1.7 million to $19.5 million in the 1997 Three Month Period from $17.8 million in the 1996 Three Month Period. The increase in the 1997 Three Month Period was primarily the result of higher digital imaging and prepress production volume due to American Color's implementation of various digital prepress technologies, including facilities management and software and image management services and increases in digital visual effects work.

Gross Profit. American Color's gross profit increased $1.5 million to $4.9 million in the 1997 Three Month Period from $3.4 million in the 1996 Three Month Period. American Color's gross margin increased to 24.9% in the 1997 Three Month Period from 19.0% in the 1996 Three Month Period. These increases are primarily the result of increased volume and material and payroll cost savings offset in part by facilities management costs.

Selling, General and Administrative Expenses. American Color's selling, general and administrative expenses were $3.9 million in both the 1997 Three Month Period and the 1996 Three Month Period or 19.8% of American Color's sales in the 1997 Three Month Period compared to 22% of American Color's sales in the 1996 Three Month Period.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Operating Income (Loss). As a result of these factors and the incurrence of restructuring costs associated with the American Color restructuring plan of $0.4 million in 1996 Three Month Period, operating income at American Color increased to income of $1 million in the 1997 Three Month Period from a loss of $0.9 million in the 1996 Three Month Period.

See discussion below and note 5 to the unaudited condensed consolidated financial statements for information regarding the American Color restructuring plan.

Other Operations

Other operations primarily include corporate general and administrative and other expenses and amortization expense. Amortization expense related to other operations, including goodwill amortization, was $2.1 million in the 1997 Three Month Period and the 1996 Three Month Period.

Operating losses from other operations remained relatively unchanged at a loss of $2.9 million in the 1997 Three Month Period compared to a loss of $2.8 million in the 1996 Three Month Period.

Restructuring Costs

In April 1995, the Company implemented a plan for its American Color division which was designed to improve productivity, increase customer service and responsiveness, and provide increased growth in the digital imaging and prepress services business. The cost of this plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The pretax costs of $5 million which were incurred as a part of this plan represent employee termination, goodwill write-down and other related costs that were incurred as a direct result of the plan. For the quarter ended June 30, 1997, no restructuring costs were recognized. Approximately $0.9 million of restructuring costs primarily related to relocation expenses were recognized in Fiscal Year 1997, of which $0.4 million was incurred in the quarter ended June 30, 1996.

Interest Expense

Interest expense increased 7.3% to $9.3 million in the 1997 Three Month Period from $8.6 million in the 1996 Three Month Period. This increase primarily includes the impact of increased obligations under capital leases.

Other Expense, Net

Other expense, net increased to expense of $0.2 million in the 1997 Three Month Period from income of $0.1 million in the 1996 Three Month Period primarily due to a loss recognized on the sale of certain assets.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Income Tax Expense

Income tax expense decreased to $0.5 million in the 1997 Three Month Period from $1 million in the 1996 Three Month Period. This decrease is primarily due to the smaller amounts of taxable income in foreign jurisdictions and a smaller increase in the deferred tax valuation allowance.

Net Loss

As a result of the factors discussed above, the Company's net loss decreased to $5 million in the 1997 Three Month Period from $7.6 million in the 1996 Three Month Period.

Liquidity and Capital Resources

The Company's Bank Credit Agreement includes a revolving credit facility which matures on September 30, 2000 (the "Revolving Credit Facility") providing for a maximum of $75 million of borrowing availability, subject to a borrowing base requirement. On June 30, 1997, the Company entered into a $25 million term loan facility which matures on March 31, 2001 (the "Term Loan Facility") (see note 2 to the Company's unaudited condensed consolidated financial statements). Net proceeds under this facility of approximately $23.5 million (after loan fees and other transaction costs) were used to reduce outstanding borrowings under the Revolving Credit Facility. As of July 31, 1997, the Company had borrowings of $17.3 million outstanding under the Revolving Credit Facility and $24.6 million of additional borrowing availability.

The Bank Credit Agreement also provides for a reducing term loan with a final maturity on September 30, 2000 (the "Term Loan"). At July 31, 1997, $44.8 million of the Term Loan was outstanding. Remaining scheduled Term Loan payments due over the upcoming fiscal year ending March 31, 1998 ("Fiscal Year 1998") approximate $8.3 million. In addition, it is anticipated that capital lease obligation repayments will approximate $4.5 million during the remainder of Fiscal Year 1998.

During the 1997 Three Month Period, net cash from operating activities and proceeds from the Term Loan Facility were used to reduce borrowings under the Revolving Credit Facility by $24.6 million and to pay $4.4 million in scheduled principal payments on indebtedness (including capital lease obligations). Additionally, these cash sources were used to fund the Company's cash capital expenditures of $2.9 million for the 1997 Three Month Period and meet additional investing and financing needs of $1.6 million (including transaction costs associated with the Term Loan Facility). The Company plans to continue its program of upgrading its printing and prepress equipment and expanding production capacity and currently anticipates that Fiscal Year 1998 cash capital expenditures will approximate $11.1 million and equipment acquired under capital leases will approximate $14.6 million during Fiscal Year 1998. The Company had zero cash on hand at June 30, 1997 due to a requirement under the Bank Credit Agreement that the Company's daily available funds be used to reduce borrowings under the Revolving Credit Facility.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

At June 30, 1997, the Company had total indebtedness outstanding of $310.1 million, including capital lease obligations. Of the total debt outstanding at June 30, 1997, $60.9 million was outstanding under the Bank Credit Agreement at a weighted average interest rate of 8.40% and $25 million was outstanding under the Term Loan Facility. Indebtedness under the Bank Credit Agreement and Term Loan Facility bears interest at floating rates, causing the Company to be sensitive to prevailing interest rates. At June 30, 1997, the Company had indebtedness other than obligations under the Bank Credit Agreement and Term Loan Facility of $224.2 million (including $185 million of the Notes). In connection with the Term Loan Facility, the Company obtained amendments with respect to certain financial covenants and an amendment that decreased the Borrowing Base through March 31, 1998, in the Bank Credit Agreement. The Company is currently in compliance with all financial covenants set forth in the Bank Credit Agreement, as amended.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

EBITDA

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                       1997           1996
                                                       ----           ----
                                                     (dollars in thousands)

EBITDA:

  Printing                                         $  12,273          10,811
  American Color                                       2,579             347(a)
  Other (b)                                             (759)           (707)
                                                      ------            ----
    Total                                          $  14,093          10,451

EBITDA Margin:

  Printing                                             11.5%           9.0%
  American Color                                       13.2%           2.0%
    Total                                              11.2%           7.6%



(a) Includes the impact of restructuring costs of $0.4 million in the 1996 Three Month Period.

(b) Consists primarily of corporate general and administrative expenses.

EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. "EBITDA" is defined as earnings before net interest expense, income tax expense, depreciation, amortization, other income (expense) and discontinued operations. "EBITDA Margin" is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Notes and the Bank Credit Agreement are based on EBITDA, subject to certain adjustments.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Printing. As a result of the reasons previously described under "Printing," Printing EBITDA increased to $12.3 million in the 1997 Three Month Period from $10.8 million in the 1996 Three Month Period, representing an increase of $1.5 million, and the Printing EBITDA Margin increased to 11.5% in the 1997 Three Month Period from 9% in the 1996 Three Month Period.

American Color. As a result of the reasons previously described under "American Color," American Color's EBITDA increased to $2.6 million in the 1997 Three Month Period from $0.3 million in the 1996 Three Month Period, representing an increase of $2.3 million, and the American Color EBITDA Margin increased to 13.2% in the 1997 Three Month Period from 2% in the 1996 Three Month Period. American Color EBITDA in the 1996 Three Month Period included restructuring costs of $0.4 million.

Other. As a result of the reasons previously described under "Other Operations" (excluding changes in amortization expense), other operations negative EBITDA increased to $0.8 million in the 1997 Three Month Period from negative EBITDA of $0.7 million in the 1996 Three Month Period.

                               ACG HOLDINGS, INC.
                            Part II Other Information

Item 1.  (a)  Legal Proceedings

              Reference is made to Item 3 (Legal Proceedings) disclosure in the Company's Form 10-K filed for the fiscal year ended March 31, 1997.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit No.           Description
              -----------           -----------

                 27.0               Financial Data Schedule

         (b)  Reports on Form 8-K

              None filed in the three month period ended June 30, 1997.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                             ACG Holdings, Inc.
                                             American Color Graphics, Inc.

Date   August 13,1997                        By  /s/ Joseph M. Milano
    -----------------------                     ---------------------
                                                Joseph M. Milano
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Authorized Officer and
                                                Principal Financial Officer)




Date    August 13, 1997                      By  /s/ Patrick W. Kellick
    ------------------------                    -----------------------
                                                Patrick W. Kellick
                                                Vice President - Controller
                                                (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.        Description                                              Page
-----------        -----------                                              ----

27.0               Financial Data Schedule                                   21