Form 10-Q
period 1997-09-30
SULLIVAN GRAPHICS INC; SULLIVAN COMMUNICATIONS INC /DE/
filed 1997-11-14
CIK 856709, 856710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997

                                                                 or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from __________________ to __________________

         Commission file number 33-97090

                               ACG HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                     62-1395968
(State or other jurisdiction of incorporation    (I.R.S. employer identification
or organization)                                            number)

                               100 Winners Circle
                           Brentwood, Tennessee 37027
                                 (615) 377-0377

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                          AMERICAN COLOR GRAPHICS, INC.
             (Exact name of registrant as specified in its charter)

              New York                                      16-1003976
(State or other jurisdiction of incorporation    (I.R.S. employer identification
or organization)                                            number)

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

ACG Holdings, Inc. has 123,889 shares outstanding of its Common Stock, $.01 Par Value, as of October 31, 1997 (all of which are privately owned and not traded on a public market).

                                      INDEX

Part I.  Financial Information                                          Page No.

    Item 1.       Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 1997 and March 31, 1997                       3

                  Condensed Consolidated Statements of Operations for
                  the three months ended September 30, 1997 and 1996          5

                  Condensed Consolidated Statements of Operations for
                  the six months ended September 30, 1997 and 1996            6

                  Condensed Consolidated Statements of Cash Flows for
                  the six months ended September 30, 1997 and 1996            7

                  Notes to Condensed Consolidated Financial Statements        8

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              12


Part II. Other Information

     Item 1.      Legal Proceedings                                          21

     Item 6.      Exhibits and Reports on Form 8-K                           21


                  Signatures                                                 22

                  Exhibit Index                                              23

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)

                                            September 30, 1997    March 31, 1997
                                            ------------------    --------------
                                               (Unaudited)

Assets

Current assets:
 Cash                                              $      0                   0
 Receivables:
  Trade accounts, less allowance for
   doubtful accounts of $2,415 and $5,879 at
   September 30, 1997 and March 31, 1997,
   respectively                                      61,977              53,510
Other                                                 2,072               3,252
                                                    -------              ------
      Total receivables                              64,049              56,762

 Inventories                                         11,682               9,711
 Prepaid expenses and other current assets            3,899               3,604
                                                    -------              ------
      Total current assets                           79,630              70,077

Property, plant and equipment                       249,451             238,167
Less accumulated depreciation                       (84,727)            (71,270)
                                                    -------             -------
      Net property, plant and equipment             164,724             166,897

Excess of cost over net assets acquired, less
 accumulated amortization of $37,767 and
 $33,523 at September 30, 1997 and March
 31, 1997, respectively                              78,849              81,964

Other assets                                         20,288              15,037
                                                    -------              ------

        Total assets                             $  343,491             333,975
                                                    =======             =======



See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)

                                             September 30, 1997   March 31, 1997
                                             ------------------   --------------
                                                 (Unaudited)

Liabilities and Stockholders' Deficit

Current liabilities:

 Current installments of long-term debt and
  capitalized leases                                $    20,148          18,252
 Trade accounts payable                                  36,269          29,364
 Accrued expenses                                        26,253          30,037
 Income taxes                                               321           1,022
                                                        -------         -------
     Total current liabilities                           82,991          78,675

Long-term debt and capitalized leases, excluding
 current installments                                   309,371         294,057
Deferred income taxes                                     9,274           8,713
Other liabilities                                        29,634          28,848
                                                        -------         -------
     Total liabilities                                  431,270         410,293

Stockholders' deficit:

Common stock, voting, $.01 par value, 5,852,223
 shares authorized, 123,889 shares issued and
 outstanding                                                  1               1
Series A convertible preferred stock, $.01 par value,
  4,000 shares authorized, issued and outstanding,
  $40,000,000 liquidation preference                         --              --
Series B convertible preferred stock, $.01 par value,
  1,750 shares authorized, issued and outstanding,
  $17,500,000 liquidation preference                         --              --
Additional paid-in capital                               57,499          57,499
Accumulated deficit                                    (143,582)       (132,228)
Cumulative translation adjustment                        (1,697)         (1,590)
                                                        -------         -------

     Total stockholders' deficit                        (87,779)        (76,318)
                                                        -------         -------

Commitments and contingencies

     Total liabilities and stockholders' deficit    $   343,491         333,975
                                                        =======         =======



See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                        1997           1996
                                                        ----           ----


Sales                                               $  135,609          135,790
Cost of sales                                          117,746          119,467
                                                       -------          -------
    Gross profit                                        17,863           16,323
Selling, general and administrative expenses (note 6)   11,232           11,716
Amortization of goodwill                                 2,148            2,050
Restructuring costs                                       ---                75
                                                       -------          -------
    Operating income                                     4,483            2,482
Other expense (income):
 Interest expense                                       10,091            9,464
 Interest income                                           (54)             (44)
 Other, net                                                147               34
                                                       -------          -------
 Total other expense                                    10,184            9,454
                                                       -------          -------
   Loss from continuing operations
     before income taxes                                (5,701)          (6,972)
Income tax expense                                        (353)            (609)
                                                       -------          -------
    Loss from continuing operations                     (6,054)          (7,581)

Discontinued operations:
    Loss from operations, net of tax                       --                33
    Estimated loss on shut down, net of tax               (350)             --
                                                       -------          -------
       Net Loss                                     $   (6,404)          (7,548)
                                                       =======          =======



See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)

                                                  Six Months Ended September 30,
                                                  ------------------------------
                                                        1997             1996
                                                        ----             ----

Sales                                               $  261,737          273,891
Cost of sales                                          226,846          242,799
                                                       -------          -------
    Gross profit                                        34,891           31,092
Selling, general and administrative expenses (note 6)   21,138           21,724
Amortization of goodwill                                 4,244            4,099
Restructuring costs                                       ---               488
                                                       -------          -------
    Operating Income                                     9,509            4,781

Other expense (income):
 Interest expense                                       19,347           18,094
 Interest income                                           (86)             (91)
 Other, net                                                362              (45)
                                                       -------          -------
 Total other expense                                    19,623           17,958
                                                       -------          -------

    Loss from continuing operations
      before income taxes                              (10,114)         (13,177)
Income tax expense                                        (890)          (1,591)
                                                       -------          -------
    Loss from continuing operations                    (11,004)         (14,768)

Discontinued operations:

    Loss from operations, net of tax                      ---              (384)
    Estimated loss on shut down, net of tax               (350)            ---
                                                       -------          -------
         Net Loss                                   $  (11,354)         (15,152)
                                                       =======          ========



    See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                               September 30,
                                                               -------------
                                                          1997            1996
                                                          ----            ----

Cash flows provided (used) by operating activities:
 Net loss                                             $ (11,354)        (15,152)
Adjustments to reconcile net loss to cash provided by
operating activities:
 Depreciation                                            13,614          12,047
 Depreciation and amortization related to SMC                --             243
 Amortization of goodwill and other assets                4,852           4,695
 Amortization of deferred financing costs                 1,065             869
 (Increase) decrease in working capital and other       (11,106)          5,498
                                                        -------         -------
  Net cash (used) provided  by operating activities      (2,929)          8,200
Cash flows provided (used) by investing activities:
 Purchases of property, plant and equipment              (6,239)         (4,981)
 Proceeds from sales of property, plant and equipment       156              21
 Other                                                     (308)            (80)
                                                        -------         -------
  Net cash used by investing activities                  (6,391)         (5,040)
Cash flows provided (used) by financing activities:
 Repayment of long-term debt, including current
 maturities                                              (5,744)         (4,450)
 Proceeds from Term Loan Facility                        25,000             --
 Net increase (decrease) in revolver borrowings          (4,949)          3,123
 Payments under capital lease obligations                (3,193)         (1,278)
 Payment of deferred financing costs                     (2,435)           (555)
 Other, net                                                 641             --
                                                        -------         -------
Net cash provided (used) by financing activities          9,320          (3,160)
                                                        -------         -------
Net change in cash                                          --              --
Cash:
 Beginning of period                                        --               --
                                                        -------         -------
 End of period                                        $     --               --
                                                        =======         =======
Noncash investing activity:
 Equipment purchases under capital leases             $   5,376          16,243
                                                        =======         =======



See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Description of the Company

In July 1997, Sullivan Communications, Inc. changed its name to ACG Holdings, Inc. ("Holdings") and its wholly-owned subsidiary, Sullivan Graphics, Inc. changed its name to American Color Graphics, Inc. ("Graphics"). Holdings and Graphics are collectively referred to in this document as the "Company".

Holdings has no operations or significant assets other than its investment in Graphics. Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at September 30, 1997, Graphics' ability to pay dividends or lend to Holdings was either restricted or prohibited, except that Graphics may pay specified amounts to Holdings (i) to pay the repurchase price payable to any officer or employee (or their estates) of Holdings, Graphics or any of their respective subsidiaries in respect of their stock or options to purchase stock in Holdings upon the death, disability or termination of employment of such officers and employees (so long as no default, or event of default, as defined, has occurred under the terms of the Bank Credit Agreement, as defined below, and provided the aggregate amount of all such repurchases does not exceed $2 million) and (ii) to fund the payment of Holdings' operating expenses incurred in the ordinary course of business, other corporate overhead costs and expenses (so long as the aggregate amount of such payments does not exceed $250,000 in any fiscal year) and Holdings' obligations pursuant to a tax sharing agreement with Graphics. Substantially all of Graphics' long-term obligations have been fully and unconditionally guaranteed by Holdings.

The two business sectors of the commercial printing industry in which the Company operates are printing and digital imaging and prepress services conducted by its American Color division ("American Color").

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and six month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1998. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1997 and the Company's Post-Effective Amendment No. 3 to Registration Statement No. 33-97090 on Form S-1.

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

3.   Discontinued Operations

In February 1997, the Company made a strategic decision to shut down the operations of its wholly-owned subsidiary Sullivan Media Corporation ("SMC"). The shut down of SMC has been accounted for as a discontinued operation, and accordingly, its operating results are segregated and reported as a discontinued operation in the accompanying unaudited condensed consolidated financial statements. The assets of SMC and any resulting gain or loss on the disposal of those assets, is immaterial to the results of operations and financial position of the Company.

4.   Inventories

The components of inventories are as follows (in thousands):

                             September 30, 1997            March 31, 1997
                             ------------------            --------------

Paper                                   $ 9,893                     7,831

Ink                                         241                       324

Equipment held for sale                     113                        60

Supplies and other                        1,435                     1,496
                                         ------                     -----

Total Inventories                       $11,682                     9,711
                                         ======                     =====

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

5.   Restructuring Costs

In April 1995, the Company implemented a plan for its American Color division which was designed to improve productivity, increase customer service and responsiveness, and provide increased growth in the digital imaging and prepress services business. The cost of this plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". The pretax costs of $5 million which were incurred as a part of this plan represented employee termination, goodwill write-down and other related costs that were incurred as a direct result of the plan. Approximately $0.9 million of restructuring costs primarily related to relocation expenses were recognized in the fiscal year ended March 31, 1997 of which $0.4 million and $0.1 million was incurred in the quarters ended June 30, 1996 and September 30, 1996, respectively.

6.   Non-recurring Charge Related to Resignation of Chief Executive Officer

A non-recurring charge of $1.9 million relating to the resignation of the Company's Chief Executive Officer was recorded in the quarter ended September 30, 1996, and is classified as a selling, general and administrative expense. Payments under the related agreement continue through 2001, subject to certain requirements.

7.  Commitments and Contingencies

The Company has employment agreements with two of its principal officers and five other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at September 30, 1997, excluding bonuses, was approximately $3.3 million.

On December 21, 1989, Graphics sold to CPS Corp. ("CPS") its ink manufacturing operations and facilities. Graphics remains contingently liable under $3.7 million of industrial revenue bonds assumed by CPS. CPS assumed these liabilities and has agreed to indemnify Graphics for any resulting obligation and has also provided an irrevocable letter of credit in favor of the holders of such bonds. Accordingly, management believes that any obligation of Graphics under this contingency is unlikely.

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

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company has recorded a reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at September 30, 1997. The Company believes this amount is adequate to cover such liability.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



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

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward- looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside the control of ACG Holdings, Inc. ("Holdings"), together with its wholly-owned subsidiary, American Color Graphics, Inc. ("Graphics"), collectively (the "Company"), including fluctuations in the cost of paper and other raw materials used by the Company, changes in the advertising and printing markets, actions by the Company's competitors, particularly with respect to pricing, the financial condition of the Company's customers, the financial condition and liquidity of the Company, the general condition of the United States economy, demand for the Company's products and services and the matters set forth in this Report generally. Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

General

In February of Fiscal Year 1997, the Company made a strategic decision to shut down the operations of its wholly-owned subsidiary SMC. SMC's shut down has been accounted for as a discontinued operation, and accordingly, SMC's operations are segregated in the Company's unaudited condensed consolidated financial statements. Sales, costs of sales and selling, general and administrative expenses attributable to SMC for the three months ended September 30, 1996 (the "1996 Three Month Period") and six months ended September 30, 1996 (the "1996 Six Month Period") have been reclassified to discontinued operations.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following table summarizes the Company's results of operations for the three months ended September 30, 1997 (the "1997 Three Month Period"), the 1996 Three Month Period, the six months ended September 30, 1997 (the "1997 Six Month Period") and the 1996 Six Month Period:

                          Three Months Ended              Six Months Ended
                             September 30,                  September 30,
                      --------------------------     --------------------------
                         1997           1996            1997          1996
                         ----           ----            ----          ----
                                        (dollars in thousands)

Sales:

 Printing            $  114,291        117,586         220,895       237,928
 American Color          21,318         18,204          40,842        35,963
                        -------        -------         -------       -------
  Total              $  135,609        135,790         261,737       273,891

Gross Profit:

 Printing            $   12,617         12,565          24,777        23,877
 American Color           5,248          3,760          10,117         7,140
 Other                       (2)            (2)             (3)           75
                        -------        -------         -------       -------
  Total              $   17,863         16,323          34,891        31,092

Gross Margin:

 Printing                11.0%          10.7%           11.2%         10.0%
 American Color          24.6%          20.7%           24.8%         19.9%
  Total                  13.2%          12.0%           13.3%         11.4%

Operating Income (Loss):

 Printing            $    6,944          6,981          13,855        13,006
 American Color             668            475 (a)       1,664          (469)(a)
 Other (b)               (3,129)        (4,974)(c)      (6,010)       (7,756)(c)
                         -------        -------        -------         -------
  Total              $    4,483          2,482           9,509         4,781



(a) Includes the impact of restructuring costs of $0.1 million in the 1996 Three Month Period and $0.5 million in the 1996 Six Month Period.

(b) Consists primarily of corporate general and administrative expenses, and amortization expense.

(c) Also reflects non-recurring charge of $1.9 million related to the resignation of the Company's Chief Executive Officer (see note 6 to the Unaudited Condensed Consolidated Financial Statements).

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Printing

Sales. Printing sales decreased $17.0 million to $220.9 million in the 1997 Six Month Period from $237.9 million in the 1996 Six Month Period. This decrease is primarily the result of a decrease in paper prices and an increase in sales to customers that supply their own paper.

Printing sales decreased $3.3 million to $114.3 million in the 1997 Three Month Period from $117.6 million in the 1996 Three Month Period. This decrease is primarily the result of a decrease in paper prices and an increase in sales to customers that supply their own paper.

Gross Profit. Printing gross profit increased $0.9 million to $24.8 million in the 1997 Six Month Period from $23.9 million in the 1996 Six Month Period. Printing gross margin increased to 11.2% in the 1997 Six Month Period from 10.0% in the 1996 Six Month Period. The increase in gross profit is primarily the result of improved customer and product mix. The increase in gross profit is also impacted by the effect of costs in the 1996 Six Month Period related to the start-up of Flexi-Tech, a plant in Hanover, Pennsylvania. The increase in gross profit as a percentage of sales includes the above mentioned factors, the impact of lower paper prices and an increase in sales to customers that supply their own paper.

Printing gross profit remained relatively unchanged at $12.6 million in the 1997 and 1996 Three Month Periods. Printing gross margin increased to 11.0% in the 1997 Three Month Period from 10.7% in the 1996 Three Month Period. The increase in gross profit as a percentage of sales is primarily the result of lower paper prices and an increase in sales to customers that supply their own paper.

Selling, General and Administrative Expenses. Printing selling, general and administrative expenses were $10.9 million, or 4.9% of printing sales, in the 1997 Six Month Period compared to $10.9 million, or 4.6% of printing sales, in the 1996 Six Month Period.

Printing selling, general and administrative expenses also remained relatively unchanged at $5.7 million, or 5.0% of printing sales, in the 1997 Three Month Period compared to $5.6 million, or 4.8% of printing sales, in the 1996 Three Month Period.

Operating Income. As a result of these factors, operating income from the printing business increased to $13.9 million in the 1997 Six Month Period from $13.0 million in the 1996 Six Month Period and approximated $6.9 million in both the 1997 Three Month Period and the 1996 Three Month Period.

American Color

Sales. American Color's sales increased $4.8 million to $40.8 million in the 1997 Six Month Period from $36.0 million in the 1996 Six Month Period. The increase in the 1997 Six Month Period was primarily the result of higher digital imaging and prepress production volume due to American Color's implementation of various digital prepress technologies, including facilities management and software and image management services and increases in digital visual effects work.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

American Color's sales increased $3.1 million to $21.3 million in the 1997 Three Month Period from $18.2 million in the 1996 Three Month Period. The increase in the 1997 Three Month Period was primarily the result of higher digital imaging and prepress production volume due to American Color's implementation of various digital prepress technologies, including facilities management and software and image management services and increases in digital visual effects work.

Gross Profit. American Color's gross profit increased $3.0 million to $10.1 million in the 1997 Six Month Period from $7.1 million in the 1996 Six Month Period. American Color's gross margin increased to 24.8% in the 1997 Six Month Period from 19.9% in the 1996 Six Month Period. These increases are primarily the result of increased volume and material and payroll cost savings offset in part by facilities management costs.

American Color's gross profit increased $1.4 million to $5.2 million in the 1997 Three Month Period from $3.8 million in the 1996 Three Month Period. American Color's gross margin increased to 24.6% in the 1997 Three Month Period from 20.7% in the 1996 Three Month Period. These increases are primarily the result of increased volume and material and payroll cost savings offset in part by facilities management costs.

Selling, General and Administrative Expenses. American Color's selling, general and administrative expenses increased to $8.5 million, or 20.7% of American Color's sales in the 1997 Six Month Period from $7.1 million, or 19.8% of American Color's sales in the 1996 Six Month Period. These increases include relocation costs related to the move of American Color's corporate office from Phoenix to Nashville, increased sales and marketing expenses and the addition of various operations and administrative personnel and related expenses.

American Color's selling, general and administrative expenses increased to $4.6 million, or 21.5% of American Color's sales in the 1997 Three Month Period compared to $3.2 million, or 17.6% of American Color's sales in the 1996 Three Month Period. These increases include relocation costs related to the move of American Color's corporate office from Phoenix to Nashville, increased sales and marketing expenses and the addition of various operations and administrative personnel and related expenses.

Operating Income (Loss). As a result of these factors and the incurrence of restructuring costs associated with the American Color restructuring plan of $0.5 million in the 1996 Six Month Period and $0.1 million in the 1996 Three Month Period, operating income at American Color increased to income of $1.7 million in the 1997 Six Month Period from a loss of $0.5 million in the 1996 Six Month Period and operating income increased to $0.7 million in the 1997 Three Month Period from $0.5 million in the 1996 Three Month Period.

See discussion below and note 5 to the Unaudited Condensed Consolidated Financial Statements for information regarding the American Color restructuring plan.

Other Operations

Other operations primarily include corporate, general and administrative and other expenses and amortization expense. Amortization expense related to other operations, including goodwill amortization, was $4.3 million,

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

$4.2 million, $2.2 million and $2.1 million in the 1997 Six Month Period, the 1996 Six Month Period, the 1997 Three Month Period and the 1996 Three Month Period, respectively.

Operating losses from other operations decreased to a loss of $6.0 million in the 1997 Six Month Period from a loss of $7.8 million in the 1996 Six Month Period. This decrease includes the impact of the $1.9 million non-recurring charge related to the resignation of the Company's Chief Executive Officer in the 1996 Six Month Period (see note 6 to the Unaudited Condensed Consolidated Financial Statements).

In the 1997 Three Month Period, operating losses from other operations decreased to a loss of $3.1 million from a loss of $5.0 million in the 1996 Three Month Period. This decrease also includes the impact of the $1.9 million non-recurring charge related to the resignation of the Company's Chief Executive Officer in the 1996 Three Month Period.

Restructuring Costs

In April 1995, the Company implemented a plan for its American Color division which was designed to improve productivity, increase customer service and responsiveness, and provide increased growth in the digital imaging and prepress services business. The cost of this plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". The pretax costs of $5 million which were incurred as a part of this plan represented employee termination, goodwill write-down and other related costs that were incurred as a direct result of the plan. Approximately $0.9 million of restructuring costs primarily related to relocation expenses were recognized in Fiscal Year 1997, of which $0.4 million and $0.1 million was incurred in the quarters ended June 30, 1996 and September 30, 1996, respectively.

Interest Expense

Interest Expense increased 6.9% to $19.3 million in the 1997 Six Month Period from $18.1 million in the 1996 Six Month Period and interest expense increased 6.6% to $10.1 million in the 1997 Three Month Period from $9.5 million in the 1996 Three Month Period. These increases include the impact of increased obligations under capital leases and incremental costs related to the Term Loan Facility (see note 2 to the Unaudited Condensed Consolidated Financial Statements).

Other, Net

Other, net changed to expense of $0.4 million in the 1997 Six Month Period from income of $0 million in the 1996 Six Month Period which included losses recognized on the sale of certain assets. Other, net increased to $0.1 million in the 1997 Three Month Period from $0 million in the 1996 Three Month Period.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Income Tax Expense

Income tax expense decreased to $0.9 million in the 1997 Six Month Period from $1.6 million in the 1996 Six Month Period and decreased to $0.4 million in the 1997 Three Month Period from $0.6 million in the 1996 Three Month Period. These decreases are primarily due to smaller amounts of taxable income in foreign jurisdictions and changes in the deferred tax valuation allowance.

Net Loss

As a result of the factors discussed above, the Company's net loss decreased to $11.4 million in the 1997 Six Month Period from $15.2 million in the 1996 Six Month Period, and decreased to $6.4 million in the 1997 Three Month Period from $7.5 million in the 1996 Three Month Period.

Liquidity and Capital Resources

The Company's Bank Credit Agreement includes a revolving credit facility which matures on September 30, 2000 (the "Revolving Credit Facility") providing for a maximum of $75 million of borrowing availability, subject to a borrowing base which approximated $53.9 million at October 31, 1997. As of October 31, 1997, the Company had loans and letters of credit of approximately $35.3 million outstanding under the Revolving Credit Facility.

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

The Bank Credit Agreement also provides for a reducing term loan with a final maturity on September 30, 2000 (the "Term Loan"). At October 31, 1997, $42.5 million of the Term Loan was outstanding. Scheduled Term Loan payments due over the remainder of fiscal year ending March 31, 1998 ("Fiscal Year 1998") approximate $6.0 million. In addition, it is anticipated that capital lease obligation repayments will approximate $3.5 million during the remainder of Fiscal Year 1998.

During the 1997 Six Month Period, cash flow from operations and proceeds from the Term Loan Facility were used to reduce borrowings under the Revolving Credit Facility by $4.9 million and to pay $8.9 million in scheduled principal payments on indebtedness (including capital lease obligations). Additionally, these cash sources were used to fund the Company's cash capital expenditures of $6.2 million for the 1997 Six Month Period, meet additional investing and financing needs of $1.9 million (including transaction costs associated with the Term Loan Facility) and to fund general working capital and other operating cash needs of the Company. The Company plans to continue its program of upgrading its printing and prepress equipment and expanding production capacity and currently anticipates that Fiscal Year 1998 cash capital expenditures will approximate $11 million and equipment acquired under capital leases will approximate $15 million during Fiscal Year 1998. The Company had zero cash on hand at September 30, 1997 due to a requirement under the Bank Credit Agreement that the Company's daily available funds be used to reduce borrowings under the Revolving Credit Facility.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


At September 30, 1997, the Company had total indebtedness outstanding of $329.5 million, including capital lease obligations. Of the total debt outstanding at September 30, 1997, $78.3 million was outstanding under the Bank Credit Agreement at a weighted average interest rate of 8.54% and $25 million was outstanding under the Term Loan Facility at a weighted average interest rate of 9.94%. Indebtedness under the Bank Credit Agreement and Term Loan Facility bears interest at floating rates, causing the Company to be sensitive to prevailing interest rates. At September 30, 1997, the Company had indebtedness other than obligations under the Bank Credit Agreement and Term Loan Facility of $226.2 million (including $185 million of the 12 3/4% Senior Subordinated Notes Due
2005). In connection with the Term Loan Facility, the Company obtained amendments with respect to certain financial covenants and an amendment that decreased the Borrowing Base through March 30, 1998, in the Bank Credit Agreement. The Company is currently in compliance with all financial covenants set forth in the Bank Credit Agreement, as amended.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

EBITDA

                          Three Months Ended             Six Months Ended
                             September 30,                 September 30,
                     ----------------------------   ----------------------------
                        1997           1996            1997            1996
                        ----           ----            ----            ----
                                        (dollars in thousands)

EBITDA:

 Printing           $  12,400         12,004          24,673          22,815
 American Color         2,437          1,966 (a)       5,016           2,313 (a)
 Other  (b)              (955)        (2,898)(c)      (1,714)         (3,605)(c)
                      -------        -------         -------         -------
  Total             $  13,882         11,072          27,975          21,523

EBITDA Margin:
 Printing              10.8%          10.2%           11.2%            9.6%
 American Color        11.4%          10.8%           12.3%            6.4%
  Total                10.2%           8.2%           10.7%            7.9%


(a) Includes the impact of restructuring costs of $0.1 million in the 1996 Three Month Period and $0.5 million in the 1996 Six Month Period.

(b)  Consists primarily of corporate general and administrative expenses.

(c) Also reflects non-recurring charge of $1.9 million related to the resignation of the Company's Chief Executive Officer (see note 6 to the Unaudited Condensed Consolidated Financial Statements).

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

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Printing. As a result of the reasons previously described under "Printing" (excluding changes in depreciation and amortization expense), Printing EBITDA increased to $24.7 million in the 1997 Six Month Period from $22.8 million in the 1996 Six Month Period, representing an increase of $1.9 million, and the Printing EBITDA Margin increased to 11.2% in the 1997 Six Month Period from 9.6% in the 1996 Six Month Period. Printing EBITDA increased to $12.4 million in the 1997 Three Month Period from $12.0 million in the 1996 Three Month Period representing an increase of $0.4 million and the Printing EBITDA Margin increased to 10.8% in the 1997 Three Month Period from 10.2% in the 1996 Three Month Period. The EBITDA Margin increases included the impact of reduced paper prices and an increase in sales to customers that supply their own paper.

American Color. As a result of the reasons previously described under "American Color" (excluding changes in depreciation and amortization expense), American Color's EBITDA increased to $5.0 million in the 1997 Six Month Period from $2.3 million in the 1996 Six Month Period, representing an increase of $2.7 million, and the American Color EBITDA Margin increased to 12.3% in the 1997 Six Month Period from 6.4% in the 1996 Six Month Period. American Color EBITDA in the 1996 Six Month Period included restructuring costs of $0.5 million. American Color's EBITDA increased to $2.4 million in the 1997 Three Month Period from $2.0 million in the 1996 Three Month Period, representing an increase of $0.4 million. American Color EBITDA Margin increased to 11.4% in the 1997 Three Month Period from 10.8% in the 1996 Three Month Period. American Color EBITDA in the 1996 Three Month Period included restructuring costs of $0.1 million.

Other. As a result of the reasons previously described under "Other Operations" (excluding changes in depreciation and amortization expense), other operations negative EBITDA decreased to $1.7 million in the 1997 Six Month Period from negative EBITDA of $3.6 million in the 1996 Six Month Period. Other Operations negative EBITDA decreased to negative EBITDA of $1.0 million in the 1997 Three Month Period from negative EBITDA of $2.9 million in the 1996 Three Month Period. EBITDA for the 1996 Six and Three Month Periods include the impact of a $1.9 million non-recurring charge related to the resignation of the Company's Chief Executive Officer (see note 6 to the Unaudited Condensed Consolidated Financial Statements).

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit No.           Description
              -----------           -----------
                   27.0             Financial Data Schedule

         (b)  Reports on Form 8-K

              None filed in the quarter ended September 30, 1997.

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


                                                  ACG Holdings, Inc.
                                                  American Color Graphics, Inc.

Date  November 14, 1997                   By  /s/ Joseph M. Milano
                                             ---------------------
                                                  Joseph M. Milano
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Authorized Officer and
                                                  Principal Financial Officer)




Date   November 14, 1997                  By  /s/ Patrick W. Kellick
                                             -----------------------
                                                   Patrick W. Kellick
                                                   Vice President - Controller
                                                   (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                   Description                                Page
-----------                   -----------                                ----
27.0                          Financial Data Schedule                     24