Form 10-K
period 1998-03-31
AMERICAN COLOR GRAPHICS INC; ACG HOLDINGS INC
filed 1998-06-30
CIK 856709, 856710

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 1998

                                or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________ to ________

     Commission file number 33-97090

                            ACG HOLDINGS, INC.
          (Exact name of registrant as specified in its charter)

                Delaware                              62-1395968
     (State or other jurisdiction of               (I.R.S. employer
     incorporation or organization)             identification number)


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
     (State or other jurisdiction of               (I.R.S. employer
     incorporation or organization)             identification number)


                            100 Winners Circle
                        Brentwood, Tennessee  37027
                              (615) 377-0377

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Aggregate market value of the voting and non-voting Common Stock of ACG Holdings, Inc. held by non-affiliates: Not applicable.

ACG Holdings, Inc. has 134,812 shares outstanding of its Common Stock, $.01 Par Value, as of June 11, 1998 (all of which are privately owned and not traded on a public market).

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None


                                   INDEX



                                                                       Page
                                                                    Referenced
                                                                    Form 10-K
                                                                    ----------

                                  PART I


Item 1.   Business....................................................  2
Item 2.   Properties..................................................  8
Item 3.   Legal proceedings...........................................  8
Item 4.   Submission of matters to a vote of security holders.........  9



                                  PART II

Item 5.   Market for registrant's common equity and related stockholder matters..................................................... 10
Item 6.   Selected financial data..................................... 11
Item 7.   Management's discussion and analysis of financial condition and results of operations................................... 15
Item 8.   Financial statements and supplementary data................. 28
Item 9.   Changes in and disagreements with accountants on accounting and financial disclosure.................................... 60



                                 PART III

Item 10.  Directors and executive officers............................ 61
Item 11.  Executive compensation...................................... 62
Item 12.  Security ownership of certain beneficial owners and management...................................................67
Item 13.  Certain relationships and related transactions.............. 68



                                  PART IV

Item 14.  Exhibits, financial statement schedules and reports on
          Form 8-K.................................................... 70



          Signatures.................................................. 81


                                  PART I

Special Note Regarding Forward Looking Statements

         This Annual Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Act of 1934. Discussions containing such forward-looking statements may be found in Items 1, 3 and 7 hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside the control of ACG Holdings, Inc. ("Holdings") formerly Sullivan Communications, Inc. ("Communications"), together with its wholly-owned subsidiary, American Color Graphics, Inc. ("Graphics") formerly Sullivan Graphics, Inc., (collectively the "Company"), including fluctuations in the cost of paper and other raw materials used by the Company, changes in the advertising and printing markets, actions by the Company's competitors particularly with respect to pricing, the financial condition of the Company's customers, the financial condition and liquidity of the Company, the general condition of the United States economy, demand for the Company's products and services and the matters set forth in this Report generally. Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.   BUSINESS

General

The Company is a successor to a business that commenced operations in 1926, and is one of the largest national diversified commercial printers in North America with ten printing plants in eight states and Canada and fifteen prepress facilities located throughout the United States. The Company operates primarily in two business sectors of the commercial printing industry: printing (which accounted for approximately 84% of total sales during the fiscal year ended March 31, 1998 ("Fiscal Year 1998")) and digital imaging and prepress services conducted through its American Color division (which accounted for approximately 16% of total sales in Fiscal Year 1998). The Company's printing business and American Color division are both headquartered in Nashville, Tennessee. Partnerships affiliated with Morgan Stanley Dean Witter & Co. currently own 61.4% of the outstanding common stock and 72.5% of the outstanding preferred stock of Holdings.

On April 8, 1993 (the "Acquisition Date"), pursuant to an Agreement and Plan of Merger dated March 12, 1993, as amended (the "Merger Agreement"), between Communications and SGI Acquisition Corp. ("Acquisition Corp."), Acquisition Corp. was merged with and into Communications (the "1993 Acquisition"). Acquisition Corp. was formed by The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"), certain institutional investors and certain members of management (the "Purchasing Group") for the purpose of acquiring a majority interest in Communications. Acquisition Corp. acquired a substantial and controlling majority interest in Communications in exchange for $40 million in cash. In the 1993 Acquisition, Communications continued as the surviving corporation and the separate corporate existence of Acquisition Corp. was terminated.

On August 15, 1995, the Company completed a merger transaction (the "Shakopee Merger") with Shakopee Valley Printing, Inc. ("Shakopee"). Shakopee was formed to effect the purchase of certain assets and assumption of certain liabilities of Shakopee Valley Printing, a division of Guy Gannett Communications. On December 22, 1994, pursuant to an Agreement for the Purchase of Assets between Guy Gannett Communications (the "Seller") and Shakopee (the "Buyer"), the Seller agreed to sell (effective at the close of business on December 22, 1994) certain assets and transfer certain liabilities of Shakopee Valley Printing to the Buyer for a total purchase price of approximately $42.6 million, primarily financed through the issuance of 35,000 shares of common stock and bank borrowings. The 35,000 shares were purchased by Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P. and MSCP III 892 Investors, L.P. (collectively, the "MSCP III Entities"), together with First Plaza Group Trust and Leeway & Co. Each of the MSCP III Entities is affiliated with Morgan Stanley Dean Witter & Co. In addition, the other stockholders of Shakopee were also stockholders of the Company.

On March 11, 1996, Graphics sold its 51% interest in National Inserting Systems, Inc. ("NIS"). The proceeds from the sale were used to repay indebtedness under the Bank Credit Agreement (as defined below).

On March 12, 1996, Graphics acquired the assets of Gowe, Inc., a Medina, Ohio regional printer of newspapers, T.V. books and retail advertising inserts and catalogs (the "Medina Facility") for cash and assumption of certain liabilities of Gowe, Inc. (the "Medina Acquisition").

During March 1996, the Company completed the construction and start-up of a plant in Hanover, Pennsylvania ("Flexi-Tech"). Flexi-Tech is dedicated to the production of commercial flexi books (a form of advertising inserts) serving various segments of the retail advertising market and the production of T.V. listing guides serving the newspaper market.

In February of the fiscal year ended March 31, 1997 ("Fiscal Year 1997"), the Company made a strategic decision to shut down the operations of its wholly-owned subsidiary Sullivan Media Corporation ("SMC"). SMC's shut down was accounted for as a discontinued operation, and accordingly, SMC's operations are segregated in the Company's consolidated financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations" and note 5 of the Company's consolidated financial statements.

Market data used throughout this report was obtained from industry publications and internal Company estimates. While the Company believes such information is reliable, the accuracy of such information has not been independently verified and cannot be guaranteed.

Printing

The Company's printing business, which accounted for approximately 84%, 86% and 85% of the Company's sales in Fiscal Year 1998, Fiscal Year 1997 and the fiscal year ending March 31, 1996 ("Fiscal Year 1996"), respectively, produces retail advertising inserts, comics (newspaper Sunday comics, comic insert advertising and comic books), and other publications.

Retail Advertising Inserts (80% of printing sales in Fiscal Year 1998 and Fiscal Year 1997 and 75% in Fiscal Year 1996). The Company believes that it is one of the largest printers of retail advertising inserts in the United States. Retail advertising inserts are preprinted advertisements, generally in color, that display products sold by a particular retailer or manufacturer. Advertising inserts are used extensively by many different retailers, including discount, department, supermarket, home center, drug and automotive stores. Inserts are an important and cost effective means of advertising for these merchants. Advertising inserts are primarily distributed through insertion in newspapers but are also distributed by direct mail or in-store by retailers. They generally advertise for a specific, limited sale period. As a result, advertising inserts are both time sensitive and seasonal. The Company prints advertising inserts for approximately 300 retailers.

Comics (14% of printing sales in Fiscal Year 1998 and Fiscal Year 1997 and 16% in Fiscal Year 1996, include newspaper Sunday comics, comic insert advertising and comic books). The Company believes that it is one of the largest printers of comics in the United States. The Company prints Sunday comics for over 300 newspapers in the United States and Canada and prints a significant share of the annual comic book requirements of Marvel Entertainment Group, Inc. ("Marvel").

Other Publications (6% of printing sales in Fiscal Year 1998 and Fiscal Year 1997 and 9% in Fiscal Year 1996). The Company prints local newspapers, T.V. guide listings and other publications.

In January 1998, the Company approved a plan for its printing division which was designed to improve responsiveness to customer requirements, increase asset utilization and reduce overhead costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring Costs and Other Special Charges" and note 19 to the Company's consolidated financial statements.

Printing Production

The Company's network of ten printing plants in the United States and Canada is strategically positioned to service major metropolitan centers and provide the Company with distribution efficiencies and shorter turnaround times; two factors instrumental in continuing the Company's success in servicing large national and regional accounts. There are three printing processes used to produce advertising insert and newspaper supplements: offset lithography (heatset and cold), rotogravure and flexography. The Company principally uses heatset offset and flexographic web printing equipment in its printing operations. The Company owns a substantial majority of its printing equipment, which currently consists of 36 heatset offset presses, 5 coldset offset presses and 11 flexographic presses. Most of the Company's advertising inserts and all of its other publications and comic books are printed using the heatset offset process, while some advertising inserts and substantially all of the Company's newspaper Sunday comics and comic advertising inserts are printed using the flexographic process.

In the offset process, images are distinguished chemically from non-image areas of a metal plate and transferred from the plate to a rubber blanket and then to the paper surface. The printed web goes through an oven which dries the solvents from the ink, thereby setting the ink on the paper. In the cold offset process, the ink solvents are absorbed into the paper. Because heatset offset presses can print on a wide variety of papers and produce sharper reproductions, the heatset offset process provides a more colorful and attractive product than cold offset presses.

The flexographic process differs from offset printing in that it utilizes flexible plates and rapid-drying, water-based (as opposed to solvent-based) inks. The flexographic image area results from a raised surface on a polymer plate which is transferred directly to the paper surface. Flexography is used extensively in printing high quality consumer goods packaging. The Company's flexographic printing generally provides vibrant color reproduction at lower cost than heatset offset printing. The strengths of flexography compared with the rotogravure and offset processes are faster press set up times, brighter colors, reduced paper waste, reduced energy use and maintenance costs, and environmental advantages due to the use of water-based inks. Faster set up times make the process suited to commercial customers with shorter runs and extensive regional versioning.

In addition to advertising insert capacity, certain equipment parameters are critical to competing in the advertising insert market, including cut-off length, folding capabilities and in-line finishing. Cut-off length is one of the determinants of the size of the printed page. Folding capabilities for advertising inserts must include a wide variety of page sizes, page counts and special paper folding effects. Finally, many advertising inserts require gluing or stitching of the product, adding cards, trimming and numbering. These production activities generally are done in-line with the press to meet the expedited delivery schedules and pricing required by many customers. The Company believes that its mix and configuration of presses and press services allows for efficient tailoring of printing services to customers' product needs.

Digital Imaging and Prepress Services

The Company's digital imaging and prepress services business is conducted by its American Color division ("American Color") which accounted for approximately 16%, 14% and 13% of the Company's Fiscal Year 1998, Fiscal Year 1997 and Fiscal Year 1996 sales, respectively. The Company believes American Color is one of the largest full-service providers of digital imaging, prepress and color separation services in the United States and a technological leader in its industry. American Color commenced operations in 1975 and maintains 15 full service locations nationwide.

American Color assists its customers in the capture, manipulation, transmission and distribution of images. The majority of its work leads to the production of four-color separations in a format appropriate for use by printers. In recent years, technological advances have made it possible to replace largely manual and photography-based production methods with computer-based, electronic means for producing four-color films faster and at lower costs. American Color makes page changes, including typesetting, and combines digital page layout information with electronically captured and color-corrected four-color images. From these digital files, proofs, final corrections and, finally, four-color films or digital output are produced for each advertising or editorial page. The final four-color films or digital output enable printers to prepare plates for each color resulting in the appearance of full color in the printed page.

American Color's revenue from these traditional services is being supplemented by new revenue sources from electronic prepress services such as digital image storage, facilities management (operating digital imaging and prepress service facilities at a customer location), computer-to-plate services, creative services, consulting and training services and software and data management. American Color has been a leader in implementing these new technologies, enabling it to reduce unit costs and effectively service the increasingly complex demands of its customers more quickly than many of its competitors. American Color has also been one of the leaders in the integration of electronic page make-up, microcomputer-based design and layout, and digital cameras into prepress production.

The digital imaging and prepress services industry is highly fragmented, primarily consisting of smaller local and regional companies, with only a few national full-service digital imaging and prepress companies such as American Color, none of which has a significant nationwide market share. Many smaller digital imaging and prepress companies have left the industry in recent years due to their inability to keep pace with technological advances in the industry.

In April 1995, the Company implemented a plan for its American Color division designed to improve productivity, increase customer service and responsiveness, and provide increased growth in this business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring Costs and Other Special Charges" and note 19 to the Company's consolidated financial statements.

Competitive Advantages and Strategy

Competitive Advantages. The Company believes that it has the following competitive advantages in its printing and digital imaging and prepress services businesses:

         Modern Equipment. The Company believes that its web heatset offset and flexographic web printing equipment is among the most advanced in the industry and that the average age of its equipment is significantly less than the majority of its regional competitors and is comparable to its major national competitors. The Company is also committed to a comprehensive, long-term maintenance program which enhances the reliability and extends the life of its presses and other production equipment. It also believes that its digital imaging and prepress equipment is significantly more advanced than many of its smaller regional competitors, many of whom have not incorporated digital prepress technologies to the same extent as the Company, nor adopted an open systems environment which allows greater flexibility and more efficient maintenance.

         Strong Customer Base. The Company provides printing services to a diverse base of customers, including approximately 300 retailers and over 300 newspapers in the United States and Canada. The customer base includes a significant number of the major national retailers and larger newspaper chains as well as numerous smaller regional retailers. The Company's consistent focus on providing high quality printing products and strong customer service at competitive prices has resulted in long-term relationships with many of these customers. American Color's customer base includes large and medium-sized customers in the retail, publishing and catalog businesses, many of whom also have long-term relationships with the Company. Although the digital imaging and prepress services business has generally been on a spot bid basis in the past, the Company has been successful in continuing to increase the proportion of its business under long-term contracts.

         Competitive Cost Structure. The Company has reduced the variable and fixed costs of production at its printing facilities over the past several years and believes it is well positioned to maintain its competitive cost structure in the future due to economies of scale. The Company has also reduced both labor and material costs (the principal variable production costs) in its digital imaging and prepress services business primarily through the adoption of new digital prepress production methodologies.

         Strong Management Team. Since the 1993 Acquisition, the Company has strengthened its printing management group by hiring experienced managers with a clear focus on growth and continued cost reduction, resulting in an improved cost structure and a well-defined strategy for future expansion. The Company also has strengthened its management group in its digital imaging and prepress services business, filling a number of senior, regional and plant management positions with individuals who the Company believes will manage the digital imaging and prepress services business for growth and profitability and will continue to upgrade its capabilities.

         National Presence. The Company's nine printing plants in the United States and one plant in Canada provide the Company with distribution efficiencies, strong customer service, flexibility and short turnaround times, all of which are instrumental in the Company's continued success in servicing its large national and regional retail accounts. The Company's expanded sales and marketing groups provide greater customer coverage and enable it to more successfully penetrate regional markets. The Company believes that its 15 digital imaging and prepress facilities provide it with contingency capabilities, increased capacity during peak periods, access to top quality internal technical personnel throughout the country, short turnaround time and other customer service advantages.

Strategy. The Company's objective is to increase shareholder value by growing its revenues, increasing its market share and reducing costs. The Company's strategy to achieve this objective is as follows:

         Grow Unit Volume. Management believes that the Company's level of national sales coverage, when coupled with its significant industry experience and customer-focused sales force, will result in unit growth.
In an effort to stimulate unit volume growth, the Company has strengthened its printing sales group. Unit volume growth is also expected to result from continued capital expansion and selective printing acquisitions. In addition, in its digital imaging and prepress services business, the Company has expanded its sales force, strengthened training, more closely focused its marketing efforts on new, larger customers and implemented a revised incentive compensation program.

         Continue to Improve Product Mix. The Company intends to increase its share of the retail advertising insert market. In addition, the Company expects to continue to adjust the mix of its customers and products within the retail advertising insert market to those that are more profitable and less seasonable and to maximize the use of the Company's equipment. The Company is also continuing expansion of its printing facilities' capabilities for in-plant prepress and postpress services. The Company's digital imaging and prepress services business will continue to focus on high value-added new business opportunities, particularly large-scale projects that will best utilize the breadth of services and technologies the Company has to offer. Additionally, the Company will continue to pursue large facilities management opportunities as well as national and large regional customers that require more sophisticated levels of service and technologies.

         Continue to Reduce Manufacturing Costs and Improve Quality. The Company intends to further reduce its production costs at its printing facilities through its Total Quality Management Process, an ongoing cost reduction and continuous quality improvement process. Additionally, the Company plans to continue to maximize scale advantages in the purchasing, technology and engineering areas. The Company also intends to continue to gain variable cost efficiencies in its digital imaging and prepress services business by using its technical resources to improve digital prepress workflows at its various facilities. The Company also believes it will be able to reduce its per unit technical, sales and management costs as its sales volumes increase in this business.

         Continue to Make Opportunistic Acquisitions. An integral part of the Company's long-term growth strategy includes a plan to selectively assess and acquire other printing and digital imaging and prepress services companies that the Company believes will enhance its leadership position in these industries.

Customers and Distribution

Customers. The Company sells its printing products and services to a large number of customers, primarily retailers and newspapers, and all of the products are produced in accordance with customer specifications. The Company performs a portion of its printing work, primarily the printing of Sunday comics and comic books, under long-term contracts with its customers. The contracts vary in length and many of the contracts automatically extend for one year unless there has been notice to the contrary from either of the contracting parties within a certain number of days before the end of any term. For the balance of its printing work, the Company obtains varying time commitments from its customers ranging from job to job to annual allocations. Printing prices are generally fixed during such commitments; however, the Company's standard terms of trade call for the pass-through of changes in the cost of raw materials, primarily paper and ink.

American Color's customers consist of retailers, magazine publishers, newspaper publishers, printers, catalog sales organizations, consumer products companies, advertising agencies and direct mail advertisers. Its customers typically have a need for high levels of technical expertise, short turnaround times and responsive customer service. In addition to its historical regional customer base, American Color is increasingly focused on larger, national accounts that have a need for a broad range of fully integrated services and communication capabilities requiring leading edge technology. This trend results in an increasing amount of contractual business related to facilities management arrangements with customers. The Company's contracts typically extend from three to five years in length.

The printing and American Color divisions have historically had certain common customers and their ability to cross-market is an increasingly valuable tool as computer-to-plate, regional versioning, electronic digital imaging, facilities management and speed to market become more important to their customers. This enables the Company to provide more comprehensive solutions to customers' digital imaging and prepress and printing needs

No single customer accounted for sales in excess of 10% of the Company's consolidated sales in Fiscal Year 1998. The Company's top ten customers accounted for approximately 34% of consolidated sales in Fiscal Year 1998.

Distribution. The Company distributes its printing products primarily by truck to customer designated locations, primarily newspapers. Costs of distribution are generally paid by the customers, and most shipping is by common carrier. American Color generally distributes its products via electronic transmission, overnight express, or other methods of personal delivery or by courier.

Competition

Commercial printing in the United States is a large, highly fragmented, capital-intensive industry and the Company competes with numerous national, regional and local printers. A trend of industry consolidation in recent years can be attributed to (1) customer preferences for larger printers with a greater range of services, (2) capital requirements and (3) competitive pricing pressures.

The Company believes that competition in the printing business is based primarily on quality and service at a competitive price. The advertising insert business is a large, fragmented industry in which the Company competes for national accounts with several large national printers, several of whom are larger and better capitalized than the Company. In addition, the Company also competes with numerous regional printers for the printing of advertising inserts. Although the Company faces competition principally from one other company (Big Flower Press Holdings, Inc.) in the printing of Sunday newspaper comics in the United States, there are numerous newspapers that print their own Sunday comics. The Company's other publication business competes with many large national and regional commercial printers.

American Color competes with numerous digital imaging and prepress service firms on both a national and regional basis. The industry is highly fragmented, primarily consisting of smaller local and regional companies, with only a few national full-service digital imaging and prepress companies such as American Color, none of which has a significant nationwide market share. Many smaller digital imaging and prepress companies have left the industry in recent years due to their inability to keep pace with the technological advances required to service increasingly complex customer demands. The Company believes that the digital imaging and prepress services sector will continue to be subject to high levels of ongoing technological change and the need for capital expenditures to keep up with such change.

Raw Materials

The primary raw materials used in the Company's printing business are paper and ink. The Company purchases substantially all of its ink and related products under long-term ink supply contracts. Throughout the fiscal year ended March 31, 1995 ("Fiscal Year 1995") and the majority of Fiscal Year 1996, the printing industry experienced substantial increases in the cost of paper. In late Fiscal Year 1996 and throughout Fiscal Year 1997, however, the overall cost of paper declined. During Fiscal Year 1998, paper prices remained relatively stable. Management expects that, as a result of the Company's strong relationships with key suppliers, its material costs will remain competitive within the industry. In accordance with industry practice, the Company generally passes through changes in the cost of paper to its customers. The primary inputs in prepress services processes are film and proofing materials.

In both of the Company's business sectors, there is an adequate supply of the necessary materials available from multiple vendors. The Company is not dependent on any single supplier and has had no significant problems in the past obtaining necessary materials.

Seasonality

Some of the Company's printing and digital imaging and prepress services business is seasonal in nature, particularly those revenues derived from advertising inserts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality."

Backlog

Because the Company's printing, digital imaging and prepress services products are required to be delivered soon after final customer orders are received, the Company does not experience any backlog of unfilled customer orders.

Employees

As of May 31, 1998, the Company had a total of approximately 2,800 employees, of which approximately 200 employees are represented by a collective bargaining agreement that will expire on December 31, 2001. The Company considers its relations with its employees to be excellent.

Governmental and Environmental Regulations

The Company is subject to regulation under various federal, state and local laws relating to employee safety and health, and to the generation, storage, transportation, disposal and emission into the environment of hazardous substances. The Company believes that it is in material compliance with such laws and regulations. Although compliance with such laws and regulations in the future is likely to entail additional capital expenditures, the Company does not anticipate that such expenditures will be material. See "Legal Proceedings - Environmental Matters."

ITEM 2.   PROPERTIES

The Company operates in 25 locations in 16 states and Canada. The Company owns seven printing plants in the United States and one in Canada and leases two printing plants, one in California and one in Pennsylvania. The American Color division of the Company has 15 production locations, all of which are leased by American Color. The American Color division also operates digital imaging and prepress facilities on the premises of several of its customers ("facilities management"). In addition, the Company maintains one small executive office and its Nashville headquarter facility, both of which are leased. The Company believes that its plants and facilities are adequately equipped and maintained for present and planned operations.

ITEM 3.   LEGAL PROCEEDINGS

The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liability that may arise from such actions will not have a material adverse effect on the financial condition or results of operations of the Company.

Environmental Matters

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is approximately 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company has a reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at March 31, 1998. The Company believes this amount is adequate to cover such liability.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 16, 1998, a majority of the shareholders of Holdings approved a recapitalization plan for Holdings (see note 14 to the Company's consolidated financial statements) pursuant to Section 228 of the General Corporation Law of the State of Delaware and the By-laws of Holdings. All other shareholders were notified of the recapitalization plan.


                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

         Market Information

         There is no established public market for the common stock of either Holdings or Graphics.

         Holders

         As of June 11, 1998, there were approximately 96 shareholders of Holdings' common stock. Holdings is the sole shareholder of Graphics' common stock.

         Dividends

         There have been no cash dividends declared on any class of common equity for the two most recent fiscal years. See restrictions on Holdings' ability to pay dividends and Graphics' ability to transfer funds to Holdings in note 1 to the Company's consolidated financial statements.

         Recent Sales of Unregistered Securities

         During the fourth quarter of Fiscal Year 1998, certain officers of the Company exercised options to purchase Holdings' Common Stock for $0.01/share. The sold securities were exempt from registration on the basis that all such officers are "accredited investors" within the meaning of the Securities Act of 1933.


ITEM 6.   SELECTED FINANCIAL DATA

Set forth below is selected financial data for and as of the fiscal years ended March 31, 1994, 1995, 1996, 1997 and 1998. The balance sheet data as of March 31, 1994, 1995, 1996, 1997 and 1998 and the statement of operations data for the fiscal years ended March 31, 1994, 1995, 1996, 1997 and 1998 are derived from the audited consolidated financial statements for such periods and at such dates. The selected financial data below also reflects the Company's discontinued wholly-owned subsidiary, SMC and its coupon free standing insert ("FSI") operation previously conducted by its discontinued wholly-owned subsidiary SMI. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations" and note 5 of the Company's consolidated financial statements.

This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements appearing elsewhere in this annual report.


                          Selected Financial Data
                            ACG Holdings, Inc.

                                                                                           Fiscal Year Ended March 31,
                                                                             ----------------------------------------------------
                                                                                   1998      1997      1996     1995(a)     1994
                                                                             ----------------------------------------------------
Statement of Operations Data:                                                                  (dollars in thousands)
Sales                                                                           $ 533,335   524,551   529,523   433,198   414,673
Cost of Sales                                                                     461,407   459,880   465,110   370,267   369,520
                                                                                  -------   -------   -------   -------   -------
    Gross Profit                                                                   71,928    64,671    64,413    62,931    45,153

Selling, general and administrative expenses (b)                                   54,227    51,418    44,164    41,792    39,343
Restructuring costs and other special charges (c)                                   5,598     2,881     7,533        --        --
Gain from curtailment and establishment of defined benefit
    pension plans, net (d)                                                             --        --        --    (3,311)       --
                                                                                  -------   -------   -------   -------   -------
    Operating income                                                               12,103    10,372    12,716    24,450     5,810
Interest expense, net                                                              38,813    36,132    32,425    25,334    23,737
Other expense (income)                                                                412       245     1,722       985     2,369
Income tax expense                                                                  2,106     2,591     4,874     2,552     2,380
                                                                                  -------   -------   -------   -------   -------

    Loss from continuing operations before extraordinary items                    (29,228)  (28,596)  (26,305)   (4,421)  (22,676)
                                                                                  -------   -------   -------   -------   -------
Discontinued operations: (e)

    Loss from operations, net of tax                                                   --    (1,557)   (1,364)     (912)  (23,272)
    Estimated (loss) on shut down and gain on settlement, net of tax                 (667)   (1,550)    2,868    18,495   (38,412)
Loss on early extinguishment of debt (f)                                               --        --    (4,526)       --        --
                                                                                  -------   -------   -------   -------   -------

Net (loss) income                                                               $ (29,895)  (31,703)  (29,327)   13,162   (84,360)
                                                                                  =======   =======   =======   =======   =======

Balance Sheet Data (at end of period):

Cash and cash equivalents                                                     $         0         0         0     4,635     8,839
Working capital (deficit)                                                          11,610    (8,598)    9,612     4,958     6,956
Total assets                                                                      329,958   333,975   351,181   328,368   305,521
Long-term debt and capitalized leases, including current installments (g)         319,657   312,309   297,617   258,201   250,439
Stockholders' deficit                                                            (106,085)  (76,318)  (44,396)  (14,970)  (45,485)
Other Data:

Net cash provided (used) by operating activities                              $    18,625    24,313    (4,187)   30,510   (27,329)
Net cash used by investing activities                                             (10,024)  (10,997)  (24,436)  (17,580)   (1,332)

Net cash (used) provided by financing activities                                   (8,587)  (13,312)   23,982   (17,527)   23,113
Capital expenditures (including lease obligations entered into)                    23,713    37,767    28,022    20,415    15,722
EBITDA (h)                                                                    $    52,367    46,972    46,847    51,719    33,068


NOTES TO SELECTED FINANCIAL DATA

(a)  On August 15, 1995, Shakopee was merged with and into Graphics (the
     "Shakopee Merger"). The merger has been accounted for as a combination of entities under common control (similar to a pooling-of-interests), and accordingly, the consolidated financial statements give retroactive effect to the Shakopee Merger and include the combined operations of Holdings and Shakopee subsequent to December
     22, 1994 (the date on which Shakopee became under common control with the Company). Shakopee's financial results are not reflected in periods prior to December 22, 1994 as these periods were prior to common control ownership.

(b)  Fiscal Year 1998 selling, general and administrative expenses include
     (1) $1.5 million of non-recurring American Color charges associated with the relocation of American Color's corporate office and various severance related expenses, and (2) $0.6 million of non-cash charges associated with an employee benefit program. Fiscal Year 1997 selling, general and administrative expense includes $2.5 million of non-recurring employee termination expenses (including $1.9 million related to the resignation of the Company's former Chief Executive
     Officer - see note 21 to the Company's consolidated financial statements).

(c) In January 1998, the Company approved a restructuring plan for its printing division designed to improve responsiveness to customer requirements, increase asset utilization and reduce overhead costs.
     The Company recognized $3.9 million of costs under such plan in Fiscal
     Year 1998.

     In April 1995, the Company implemented a restructuring plan for its American Color division which was designed to improve productivity, increase customer service and responsiveness and provide increased growth in the business. The Company recognized $0.9 million and $4.1 million of costs under such plan in Fiscal Year 1997 and Fiscal Year
     1996, respectively.

     In addition, the Company recorded $1.7 million, $1.9 million and $3.4 million of other special charges related to asset write-offs and write-downs in its printing and American Color divisions in Fiscal
     Year 1998, Fiscal Year 1997 and Fiscal Year 1996, respectively (see note 19 to the Company's consolidated financial statements).

(d) In October 1994, the Company amended its defined benefit pension plans, which resulted in the freezing of additional defined benefits for future services under the plans effective January 1, 1995. The
     Company recognized a curtailment gain of $3.7 million as a result of freezing such benefits. Also in October 1994, the Board of Directors approved a new Supplemental Executive Retirement Plan ("SERP"), which is a defined benefit plan, for certain key executives. The Company recognized a $0.4 million expense associated with the establishment of the SERP.

(e) In February of Fiscal Year 1997, the Company made a strategic decision to shut down the operation of its wholly-owned subsidiary SMC. SMC's shut down has been accounted for as a discontinued operation, and accordingly, SMC's operations are segregated in the Company's consolidated financial statements. Sales, costs of sales and selling, general and administrative expenses attributable to SMC for Fiscal
     Years 1997, 1996 and 1995 have been reclassified to discontinued operations. See "Management's Discussion and Analysis of Financial
     Condition and Results of Operations--Discontinued Operations" and note
     5 of the Company's consolidated financial statements.

     On February 16, 1994, the Company assigned the coupon FSI contracts of its subsidiary, Sullivan Marketing, Inc. ("SMI"), to News America
     FSI, Inc. ("News America"). In June 1994, the Company recorded income from the settlement of a lawsuit entitled Sullivan Marketing, Inc. and Sullivan Graphics, Inc. v. Valassis Communications, Inc.,
     News America FSI Inc. and David Brandon, (the "SMI Settlement") of
     $18.5 million, net of taxes, and when coupled with settlement expenses which had previously been accrued, the net cash proceeds resulting from this settlement were approximately $16.7 million.

     In Fiscal Year 1996, the Company recognized settlement of a complaint naming SMI, News America and two packaged goods companies as defendants (the "EPI lawsuit") and reversed certain accruals related to the estimated loss on shut down of SMI. The resulting effect reflected in the Fiscal Year 1996 consolidated statement of operations was $2.9 million income in discontinued operations. See "Management's
     Discussion and Analysis of Financial Condition and Results of
     Operations--Discontinued Operations" and note 5 of the Company's consolidated financial statements.

(f)  As part of the Shakopee Merger and the refinancing transactions (the
     "Refinancing"), collectively (the "Transactions"), the Company recorded an extraordinary loss related to early extinguishment of debt of $4.5 million, net of zero taxes. This extraordinary loss primarily consisted of the early redemption premium on Graphics' 15% Senior
     Subordinated Notes due 2000 (the "15% Notes") and the write-off of deferred financing costs related to refinanced indebtedness partially offset by the write-off of a bond premium associated with the 15%
     Notes.

(g) The balance of long-term debt outstanding at March 31, 1995 and 1994 includes an additional $9.7 million and $11.3 million, respectively, relating to a purchase accounting adjustment to the 15% Notes resulting from the 1993 Acquisition. The principal amount payable at maturity of the 15% Notes remained at $100 million. The 15% Notes were redeemed in connection with the Refinancing.

(h) EBITDA is included in the Selected Financial Data because management believes that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. EBITDA is defined as earnings before net interest expense, income tax expense, depreciation, amortization, other special charges related to asset write-offs and write-downs, other income
     (expense), discontinued operations and extraordinary items. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Indenture dated as of August 15, 1995 (the "Indenture") and the
     Company's Credit Agreement with BT Commercial Corporation (the "Bank
     Credit Agreement") are based on EBITDA, subject to certain adjustments.

     EBITDA includes (1) $1.5 million of non-recurring charges associated with the relocation of American Color's corporate office and various severance related expenses, and (2) $0.6 million of non-cash charges associated with an employee benefit program in Fiscal Year 1998.

     EBITDA includes $3.9 million in restructuring costs related to its printing division in Fiscal Year 1998 and $0.9 million and $4.1 million of restructuring costs related to its American Color division in Fiscal Year 1997 and Fiscal Year 1996, respectively (see note 19 to the Company's consolidated financial statements).

     EBITDA includes non-recurring employee termination expenses of $2.5 million in Fiscal Year 1997 (including $1.9 million related to the resignation of the Company's former Chief Executive Officer - see note
     21 to the Company's consolidated financial statements).

     EBITDA in Fiscal Year 1995 includes a $3.3 million net gain related to a change in the Company's defined benefit pension plans (as discussed in note (d) above).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On August 15, 1995, Shakopee was merged with and into Graphics (the "Shakopee Merger"). The merger has been accounted for as a combination of entities under common control (similar to a pooling-of-interests), and accordingly, the consolidated financial statements give retroactive effect to the Shakopee Merger and include the combined operations of Holdings and Shakopee subsequent to December 22, 1994 (the date on which Shakopee became under common control with the Company).

On March 11, 1996, the Company sold its 51% interest in NIS for approximately $2.5 million in cash and a note for approximately $0.2 million. This transaction resulted in a net gain on disposal of approximately $1.3 million, which is classified as Other, net in the consolidated statement of operations. The proceeds of the sale were used to repay indebtedness under the Bank Credit Agreement.

On March 12, 1996, Graphics acquired the assets of Gowe, Inc., a Medina, Ohio based regional printer of newspapers, T.V. books and retail advertising inserts and catalogs (the "Medina Facility") for cash and assumption of certain liabilities of Gowe, Inc. (the "Medina Acquisition"). The Medina Acquisition was accounted for under the purchase method of accounting applying the provisions of Accounting Principles Board Opinion No. 16 ("APB 16"). The Medina Facility's results of operations are included in the Company's consolidated financial statements subsequent to March 11, 1996.

During March 1996, the Company completed the construction and start-up of Flexi-Tech, a new plant in Hanover, Pennsylvania. Flexi-Tech is dedicated to the production of commercial flexi books (a form of advertising inserts) serving various segments of the retail advertising market and the production of T.V. listing guides serving the newspaper market.

In Fiscal Year 1997, the Company began to present certain costs of its American Color production facilities within cost of sales rather than as selling, general and administrative expenses. This new presentation is consistent with the Company's presentation of the printing sector's financial information, and the Company believes that this is a more accurate measure of the gross margin of the business. The financial information for Fiscal Year 1996 has been reclassified to conform with this presentation.

In February of Fiscal Year 1997, the Company made a strategic decision to shut down the operations of its wholly-owned subsidiary SMC. SMC's shut down has been accounted for as a discontinued operation, and accordingly, SMC's operations are segregated in the Company's consolidated financial statements. Sales, cost of sales and selling, general and administrative expenses attributable to SMC for Fiscal Year 1996 have been reclassified to discontinued operations.

Printing. In recent years, the Company has taken a number of steps which have resulted in improved printing sector performance including the hiring of several key managers in the manufacturing, purchasing, quality, technical services, production planning and customer service departments (see "EBITDA" below). Comprehensive quality improvement and cost reduction programs have also been implemented for all the Company's printing processes. As a result of these measures, the Company has been successful in lowering its manufacturing costs within the printing sector, while improving product quality.

Additionally, in order to grow sales and improve gross margins, the Company increased the geographic and industry scope of its sales force and shifted the mix of its business toward retail customers and away from the printing of certain lower margin publications. The Shakopee Merger, Medina Acquisition and Flexi-Tech operations (see "Business - Printing") are consistent with the Company's overall strategy to continue to increase profitability by growing its revenues, increasing its market share and reducing costs.

Furthermore, management believes that continued strong demand for the retail advertising insert product has resulted in less excess industry capacity and therefore an improved supply/demand position within the marketplace. This dynamic has resulted in a greater stabilization of printing prices which in conjunction with the Company's cost reduction programs has had favorable impact on printing gross profit levels.

Commercial Printing in the United States is highly competitive. The significant capital required to keep pace with changing technology and competitive pricing trends has led to a trend of industry consolidation in recent years. In addition, customers' preference for larger printers, such as the Company, with a wider variety of services, greater distribution capabilities and more flexibility have also contributed to consolidation within the industry. The industry is expected to remain competitive in the near future and the Company's sales will continue to be subject to changes in retailers' demands for printed products.

The cost of paper is a principal factor in the Company's overall pricing to its customers. The level of paper costs also has a significant impact on the Company's reported sales. Beginning in Fiscal Year 1994 and throughout Fiscal Year 1995 and the majority of Fiscal Year 1996, the paper industry experienced increased demand and high capacity utilization in various grades of paper. This led to a global tightening of the paper supply, and as a result, the printing industry experienced substantial increases in the cost of paper. In late Fiscal Year 1996 and throughout Fiscal Year 1997, the overall cost of paper declined. During Fiscal Year 1998, paper prices remained relatively stable. In accordance with industry practice, the Company generally passes through changes in the cost of paper to its customers. Although the Company has been successful in passing through paper price increases to its customers in the past, there can be no assurances that the Company will be able to pass through future paper price increases.

In January 1998, the Company approved a plan for its printing division which was designed to improve responsiveness to customer requirements, increase asset utilization and reduce overhead costs. The cost of this plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") (see "Restructuring Costs and Other Special Charges" below).

American Color. The digital imaging and prepress services industry has experienced significant technological advances as electronic digital prepress systems have replaced the largely manual and photography-based methods utilized in the past. This shift in technology (which improved process efficiencies and decreased processing costs) produced increased unit growth for American Color as the demand for color pages increased. However, American Color's selling price levels per page have declined because of greater efficiencies resulting from increased use of technology. American Color's revenue from traditional services are now supplemented by new revenue sources from electronic digital imaging and prepress services such as digital image storage, facilities management, computer-to-plate services, creative services, consulting and training services and software and data-base management.

In April 1995, the Company implemented a plan for its American Color division which was designed to improve productivity, increase customer service and responsiveness, and provide increased growth in this business. The cost of this plan was accounted for in accordance with the guidelines set forth in EITF 94-3 (see "Restructuring Costs and Other Special Charges" below).

The following table summarizes the Company's historical results of continuing operations for Fiscal Year 1998, 1997 and 1996.


                                          Fiscal Year Ended March 31,
                               -----------------------------------------------
                                   1998              1997             1996
                               ------------       -----------      -----------
                                            (dollars in thousands)


Sales:

   Printing                       $446,350          $449,924        $453,381


   American Color                   86,985            74,627          72,461


   Other (a)                            --                --           3,681
                                   -------           -------         -------

      Total                       $533,335          $524,551        $529,523
                                   =======           =======         =======

Gross Profit:

   Printing                        $51,278           $49,469         $49,015

   American Color                   20,628            15,133          13,687

   Other (a)                            22                69           1,711
                                   -------           -------         -------

      Total                        $71,928           $64,671         $64,413
                                   =======           =======         =======

Gross Margin:

   Printing                          11.5%             11.0%           10.8%

   American Color                    23.7%             20.3%           18.9%

      Total                          13.5%             12.3%           12.2%

Operating Income (Loss):

   Printing (b)(c)                 $22,612           $25,858         $28,239

   American Color (b) (c)            2,509            (1,576)         (3,975)

   Other (a) (d)                   (13,018) (e)      (13,910) (e)    (11,548)
                                   -------           -------         -------

      Total                        $12,103           $10,372         $12,716
                                   =======           =======         =======


(a) Other operations in Fiscal Year 1996 include revenues and expenses associated with the Company's 51% owned subsidiary, NIS (sold on March 11, 1996, see note 4 to the Company's consolidated financial statements).

(b) Printing operating income includes the impact of $1.7 million, $0.4 million and $2 million in Fiscal Year 1998, Fiscal Year 1997 and Fiscal Year 1996, respectively, of other special charges related to asset write-offs and write-downs. American Color's operating loss includes the impact of $1.5 million and $1.4 million in Fiscal Year 1997 and Fiscal Year 1996, respectively, of other special charges related to asset write-offs and write-downs (see note 19 to the Company's consolidated financial statements).

(c) Printing operating income includes the impact of $3.9 million of restructuring costs in Fiscal Year 1998. American Color's operating income (loss) includes the impact of restructuring costs of $0.9 million and $4.1 million in Fiscal Year 1997 and Fiscal Year 1996, respectively (see note 19 to the Company's consolidated financial statements) and $1.5 million of non-recurring charges in Fiscal Year 1998 associated with the relocation of its corporate office and various severance related expenses.

(d) Also includes corporate general and administrative expenses, and amortization expense.

(e) Also reflects non-cash charges associated with an employee benefit program of $0.6 million in Fiscal Year 1998 and non-recurring employee termination expenses of $2.5 million in Fiscal Year 1997 (including $1.9 million related to the resignation of the Company's former Chief Executive Officer-see note 21 to the Company's consolidated financial statements).

Historical Results of Operations


                   Fiscal Year 1998 vs. Fiscal Year 1997


The Company's sales increased 1.7% to $533.3 million in Fiscal Year 1998 from $524.6 million in Fiscal Year 1997. This increase includes an increase in American Color sales of $12.4 million, or 16.6%, offset in part by a decrease in printing sales of $3.5 million, or 0.8%. The Company's gross profit increased to $71.9 million or 13.5% of sales in Fiscal Year 1998 from $64.7 million or 12.3% of sales in Fiscal Year 1997. The Company's operating income increased to $12.1 million or 2.3% of sales in Fiscal Year 1998 from $10.4 million or 2% of sales in Fiscal Year 1997.
See the discussion of these changes by sector below.

Printing

Sales. Printing sales decreased $3.5 million to $446.4 million in Fiscal Year 1998 from $449.9 million in Fiscal Year 1997. This decrease is primarily the result of an increase in sales to customers that supply their own paper offset in part by an increase in production volume of approximately 2.5%.

Gross Profit. Printing gross profit increased $1.8 million to $51.3 million in Fiscal Year 1998 from $49.5 million in Fiscal Year 1997. Printing gross margin increased to 11.5% in Fiscal Year 1998 from 11.0% in Fiscal Year 1997. The increase in gross profit includes reduced manufacturing costs, improved mix and pricing, along with an increase in production volume. These gains were partially offset by an increase in depreciation and amortization expense. The increase in gross margin includes the above mentioned factors and the impact of an increase in sales to customers that supply their own paper.

Selling, General and Administrative Expenses. Printing selling, general and administrative expenses remained relatively unchanged at $23.1 million, or 5.2% of printing sales, in Fiscal Year 1998 compared to $23.1 million, or 5.1% of printing sales, in Fiscal Year 1997.

Operating Income. As a result of the above factors and the incurrence of both restructuring costs associated with the printing restructuring plan of $3.9 million in Fiscal Year 1998 and other special charges related to asset write-offs and write-downs of $1.7 million and $0.4 million in Fiscal Year 1998 and 1997, respectively (see "Restructuring Costs and Other Special Charges" below), operating income from the printing business decreased to $22.6 million in Fiscal Year 1998 from $25.9 million in Fiscal Year 1997.

American Color

Sales. American Color's sales increased $12.4 million, or 16.6%, to $87.0 million in Fiscal Year 1998 from $74.6 million in Fiscal Year 1997. The increase in Fiscal Year 1998 was primarily the result of higher digital imaging and prepress production volume due to American Color's implementation of various digital prepress technologies, including facilities management, packaging prepress, software and image management services and increases in digital visual effects work.

Gross Profit. American Color's gross profit increased $5.5 million to $20.6 million in Fiscal Year 1998 from $15.1 million in Fiscal Year 1997. American Color's gross margin increased to 23.7% in Fiscal Year 1998 from 20.3% in Fiscal Year 1997. These improvements resulted from increased volume (primarily from increased facilities management sales) and material and payroll cost savings offset in part by costs associated with new operations servicing the packaging industry.

Selling, General and Administrative Expenses. American Color's selling, general and administrative expenses increased to $18.1 million, or 20.8% of American Color's sales in Fiscal Year 1998 from $14.3 million, or 19.2% of American Color's sales in Fiscal Year 1997. This increase includes relocation costs related to the move of American Color's corporate office from Phoenix to Nashville and various severance related expenses of $1.5 million in Fiscal Year 1998. In addition, the increase includes increased sales and marketing expenses, including the costs of the new packaging sales group.

Operating Income (Loss). As a result of the above factors and the incurrence of both restructuring costs associated with the American Color restructuring plan of $0.9 million in Fiscal Year 1997 and other special charges related to asset write-offs and write-downs of $1.5 million in Fiscal Year 1997 (see "Restructuring Costs and Other Special Charges" below), operating income (loss) at American Color increased to income of $2.5 million in Fiscal Year 1998 from a loss of $1.6 million in Fiscal Year 1997.


                   Fiscal Year 1997 vs. Fiscal Year 1996

The Company's sales decreased 0.9% to $524.6 million in Fiscal Year 1997 from $529.5 million in Fiscal Year 1996. This decrease includes a decrease in printing sales of $3.5 million, or 0.8%, an increase in American Color sales of $2.2 million, or 3% and a $3.7 million decrease in other sales. The Company's gross profit increased to $64.7 million or 12.3% of sales in Fiscal Year 1997 from $64.4 million or 12.2% of sales in Fiscal Year 1996. The Company's operating income decreased to $10.4 million or 2% of sales in Fiscal Year 1997 from $12.7 million or 2.4% of sales in Fiscal Year 1996. See the discussion of these changes by sector below.

Printing

Sales. Printing sales decreased to $449.9 million in Fiscal Year 1997 from $453.4 million in Fiscal Year 1996. This decrease includes a decrease in paper prices and the effect of an increase in customer supplied paper. These decreases were partially offset by $46.2 million of incremental sales from the Medina Facility and Flexi-Tech and an increase in production volume of approximately 3% (excluding the Medina Facility and Flexi-Tech).

Gross Profit. Printing gross profit increased $0.5 million, or 0.9%, to $49.5 million in Fiscal Year 1997 from $49 million in Fiscal Year 1996. Printing gross margin increased to 11% in Fiscal Year 1997 from 10.8% in Fiscal Year 1996. The increase in gross profit primarily reflects incremental gross profit from the Medina Facility and an increase in production volume. In addition, the gross profit improvement includes reduced variable production and certain other manufacturing costs due to continued cost containment programs at the printing plants. These gains were partially offset by an increase in depreciation expense, a reduction in the price of scrap paper and incremental costs related to the start-up of Flexi-Tech. The increase in gross margin as a percentage of sales is due primarily to the impact of the above described items and the impact of lower paper prices on sales in Fiscal Year 1997.

Selling, General and Administrative Expenses. Printing selling, general and administrative expenses increased 23.2% to $23.1 million, or 5.1% of printing sales, in Fiscal Year 1997 from $18.8 million, or 4.1% of printing sales, in Fiscal Year 1996. The increase in Fiscal Year 1997 was primarily the result of increased sales and marketing expenses and incremental selling, general and administrative costs at the Medina Facility and Flexi-Tech.

Operating Income. As a result of the above factors and the incurrence of other special charges related to asset write-offs and write-downs of $0.4 million and $2 million in Fiscal Year 1997 and 1996, respectively (see "Restructuring Costs and Other Special Charges" below), operating income from the printing business decreased to $25.9 million in Fiscal Year 1997 from $28.2 million in Fiscal Year 1996.

American Color

Sales. American Color's sales increased 3% to $74.6 million in Fiscal Year 1997 from $72.5 million in Fiscal Year 1996. The increase in Fiscal Year 1997 was primarily the result of higher digital imaging and prepress production volume due to American Color's implementation of various digital prepress technologies, including facilities management and software and image management services and increases in digital visual effects work partially offset by lower equipment sales.

Gross Profit. American Color's gross profit increased $1.4 million to $15.1 million in Fiscal Year 1997 from $13.7 million in Fiscal Year 1996. American Color's gross margin was 20.3% in Fiscal Year 1997, up from 18.9% in Fiscal Year 1996. These increases were primarily the result of increased volume and material cost savings offset in part by increased facilities management costs.

Selling, General and Administrative Expenses. American Color's selling, general and administrative expenses increased 18% to $14.3 million or 19.2% of American Color sales in Fiscal Year 1997 from $12.1 million or 16.7% of American Color sales in Fiscal Year 1996, primarily as a result of the addition of sales and marketing and administrative support personnel and related expenses, including expenses related to its digital visual effects group.

Operating Loss. As a result of the above factors and the incurrence of both restructuring costs associated with the American Color restructuring plan of $0.9 million in Fiscal Year 1997 and $4.1 million in Fiscal Year 1996 and other special charges related to asset write-offs and write-downs of $1.5 million and $1.4 million in Fiscal Year 1997 and 1996, respectively (see "Restructuring Costs and Other Special Charges" below), operating loss at American Color decreased to $1.6 million in Fiscal Year 1997 from $4 million in Fiscal Year 1996.

Other Operations (Fiscal Year 1998 vs. Fiscal Year 1997 and Fiscal Year 1997 vs. Fiscal Year 1996)

Other operations primarily include corporate general and administrative expenses, other expenses and amortization expense. Fiscal Year 1996 also included revenues and expenses associated with the Company's 51% owned subsidiary, NIS (sold on March 11, 1996). Amortization expenses for other operations, including goodwill amortization (see below), were $8.6 million, $8.4 million and $8.7 million in Fiscal Year 1998, 1997 and 1996, respectively.

Operating losses from other operations decreased $0.9 million to a loss of $13.0 million in Fiscal Year 1998 from a loss of $13.9 million in Fiscal Year 1997. This decrease includes non-recurring employee termination expenses of $2.5 million in Fiscal Year 1997 (including $1.9 million related to the resignation of the Company's former Chief Executive Officer
- see note 21 to the Company's consolidated financial statements) offset in part by $0.6 million of non-cash expenses associated with an employee benefit program in Fiscal Year 1998, a $0.2 million increase in amortization expenses and increases in certain corporate general and administrative expenses during Fiscal Year 1998.

Operating losses from other operations increased $2.4 million to a loss of $13.9 million in Fiscal Year 1997 from a loss of $11.5 million in Fiscal Year 1996. This increase primarily reflects non-recurring employee termination expenses of $2.5 million in Fiscal Year 1997 (including $1.9 million related to the resignation of the Company's former Chief Executive Officer - see note 21 to the Company's consolidated financial statements).

Goodwill Amortization

Amortization expense associated with goodwill was $8.5 million, $8.3 million and $8.6 million for Fiscal Year 1998, 1997 and 1996, respectively.

Restructuring Costs and Other Special Charges

Restructuring Costs:

Printing In January 1998, the Company approved a plan for its printing division which was designed to improve responsiveness to customer requirements, increase asset utilization and reduce overhead costs. The cost of this plan is being accounted for in accordance with the guidance set forth in EITF 94-3. The pretax costs of $3.9 million which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs - see below) includes $3.3 million of employee termination costs and $0.6 million of relocation and other transition expenses. This restructuring charge was recorded in the quarter ended March 31, 1998. The majority of these costs will be paid or settled before March 31, 1999.

American Color In April 1995, the Company implemented a plan for its American Color division which was designed to improve productivity, increase customer service and responsiveness, and provide increased growth in the digital imaging and prepress services business. The cost of this plan was accounted for in accordance with the guidance set forth in EITF 94-3. The pretax costs of $5 million which were incurred as a part of this plan (excluding other special charges related to asset write-offs and write downs - see below) represent employee termination, goodwill write-down and other related costs that were incurred as a direct result of the plan. Approximately $0.9 million of restructuring costs primarily related to relocation expenses were recognized in Fiscal Year 1997. In Fiscal Year 1996 the Company recognized $4.1 million of such restructuring charges, which included $0.9 million of goodwill write-down related to certain facilities that were either shut down or relocated in conjunction with the American Color restructuring and $3.2 million primarily for severance and other personnel related costs.

Other Special Charges:

During the quarter ended March 31, 1998, the Company recorded special charges totaling $1.7 million to adjust the carrying values of idle, disposed and under-performing assets of the Company's printing sector to estimated fair values. The provision was based on a review of Company long-lived assets in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FASB 121"). Fair value was based on the Company's estimate of held and used and idle assets based on current market conditions using the best information available.

During Fiscal Year 1997 and Fiscal Year 1996, the Company recorded special charges totaling $1.9 million and $3.4 million, respectively, for impaired long-lived assets and to adjust the carrying values of idle, disposed and under performing assets to estimated fair values. The provisions were based on a review of long-lived assets in connection with the adoption of FASB 121. Of the Fiscal Year 1997 total of long-lived assets that were adjusted based on being idle, disposed of or under performing, approximately $0.4 million and $1.5 million related to the printing and American Color divisions, respectively. Fair value was based on the Company's estimate of held and used and idle assets based on current market conditions using the best information available. Approximately $2 million of the Fiscal Year 1996 total related to the printing sectors long-lived assets that were adjusted based on being idle, disposed of or under performing. The remaining $1.4 million of the Fiscal Year 1996 total related to the American Color division. The estimated undiscounted future cash flows attributable to certain American Color division identifiable long-lived assets held and used was less than their carrying value principally as a result of high levels of ongoing technological change.
The methodology used to assess the recoverability of the American Color division long-lived assets involved projecting aggregate cash flows. Based on this evaluation, the Company determined in Fiscal Year 1996 that long-lived assets with a carrying amount of $2.2 million were impaired and such assets were then written down by $1.4 million to their fair value. Fair value was based on Company estimates and appraisals.

These special charges are classified within restructuring costs and other special charges in the consolidated statements of operations.

Interest Expense

Interest expense increased 7.3% to $39.0 million in Fiscal Year 1998 from $36.3 million in Fiscal Year 1997. This increase includes the impact of increased obligations under capital leases and incremental costs related to the $25 million term loan facility entered into on June 30, 1997 (the "Term Loan Facility") (see note 9 to the Company's consolidated financial statements).

Interest expense increased 11% to $36.3 million in Fiscal Year 1997 from $32.7 million in Fiscal Year 1996. This increase includes the impact of increased average indebtedness levels including indebtedness related to the Transactions and obligations under capital leases. The increased indebtedness includes the additional indebtedness related to the Shakopee Merger and indebtedness incurred to fund the fees and expenses associated with the Refinancing (see notes 2 and 9 to the Company's consolidated financial statements).

Nonrecurring Charges Related to Terminated Merger

The Company recognized $1.5 million of expenses related to a terminated merger in Fiscal Year 1996.

Other Expense (Income) and Taxes

Other expenses net, increased to $0.4 million in Fiscal Year 1998 from $0.2 million in Fiscal Year 1997, which was relatively unchanged from Fiscal Year 1996.

Income tax expense decreased to $2.1 million in Fiscal Year 1998 from $2.6 million in Fiscal Year 1997. This change is primarily due to smaller amounts of taxable income in foreign jurisdictions and changes in the deferred tax valuation allowance. During Fiscal Year 1998, the Company increased its valuation allowance by $7.1 million to $37.2 million.

Income tax expense decreased to $2.6 million in Fiscal Year 1997 from $4.9 million in Fiscal Year 1996. This change is primarily due to smaller amounts of taxable income in foreign jurisdictions, the Shakopee Merger and the sale of NIS, partially offset by changes in the deferred tax valuation allowance. During Fiscal Year 1997, the Company increased its valuation allowance by $8.9 million to $30.1 million.


Discontinued Operations

SMC

The Company's Fiscal Year 1998 and Fiscal Year 1997 net loss includes the estimated net loss on shut down of approximately $0.4 million and $1.5 million, respectively. See note 5 to the Company's consolidated financial statements. The Company's net loss in Fiscal Year 1997 and Fiscal Year 1996 includes the loss from operations of its discontinued wholly-owned subsidiary SMC of approximately $1.6 million and $1.4 million, respectively.

SMI

In Fiscal Year 1998, the Company recorded an additional $0.3 million estimated loss on shut down. In Fiscal Year 1996, the Company recognized the settlement of the EPI lawsuit and reversed certain accruals related to the estimated loss on shut down of SMI. The resulting effect reflected in the Fiscal Year 1996 consolidated statement of operations was $2.9 million income in discontinued operations.

Loss on Early Extinguishment of Debt, Net of Tax

As part of the Shakopee Merger and the Refinancing in Fiscal Year 1996 (see notes 2 and 9 to the Company's consolidated financial statements), the Company recorded an extraordinary loss related to early extinguishment of debt of $4.5 million, net of zero taxes. This extraordinary loss primarily consisted of the early redemption premium on the 15% Notes and the write-off of deferred financing costs related to refinanced indebtedness partially offset by the write-off of a bond premium associated with the 15% Notes.

Net Loss

As a result of the factors discussed above, the Company's net loss decreased to a loss of $29.9 million in Fiscal Year 1998 from a loss of $31.7 million in Fiscal Year 1997. As discussed above, Fiscal Year 1998 includes $3.9 million of restructuring costs and $1.7 million of other special charges related to asset write-offs and write-downs associated with the Company's printing division. In addition, Fiscal Year 1998 includes $1.5 million of non-recurring charges related to the relocation of American Color's corporate office and various severance related expenses, non-cash charges of $0.6 million associated with an employee benefit program and an approximate $0.7 million loss from discontinued operations related to SMC and SMI. The Company's net loss increased to a loss of $31.7 million in Fiscal Year 1997 from a loss of $29.3 million in Fiscal Year 1996. Fiscal Year 1997 includes $0.9 million of expense related to the American Color restructuring, $1.9 million of other special charges related to asset write-offs and write-downs, $2.5 million of non-recurring employee termination expenses (including $1.9 million related to the resignation of the Company's former Chief Executive Officer - see note 21 to the Company's consolidated financial statements) and an approximate $3.1 million loss from discontinued operations related to SMC. The Company's net loss in Fiscal Year 1996 includes $4.1 million of expense related to the American Color restructuring, $3.4 million of other special charges related to asset write-offs and write-downs, a $1.5 million non-recurring expense associated with a terminated merger, a $4.5 million extraordinary loss on early extinguishment of debt and approximately $2.9 million of income and a $1.4 million loss from discontinued operations related to SMI and SMC, respectively.

Liquidity and Capital Resources

On May 8, 1998, the Company refinanced all of its existing bank indebtedness (see notes 9 and 23 to the Company's consolidated financial statements). The primary objectives of the refinancing were to gain greater financial and operating flexibility, reduce the Company's overall cost of capital and provide greater opportunity for internal growth and growth through acquisitions.

The 1998 refinancing transaction included the following (1) the Company entered into a $145 million credit facility with Bankers Trust Company, Morgan Stanley Senior Funding, Inc., General Electric Capital Corporation, and a syndicate of lenders (the "Amended and Restated Credit Agreement") providing for a $70 million revolving credit facility which is not subject to a borrowing base limitation (the "New Revolving Credit Facility") maturing on March 31, 2004, a $25 million amortizing term loan facility maturing on March 31, 2004 (the "A Term Loan Facility") and a $50 million amortizing term loan facility maturing on March 31, 2005 (the "B Term Loan Facility"); (2) the repayment of all $57.0 million of indebtedness outstanding under the existing Bank Credit Agreement (plus $0.4 million of accrued interest to the date of repayment); (3) the repayment of all $25.0 million of indebtedness outstanding under the existing Term Loan Facility (plus $0.6 million of accrued interest to the date of repayment) and (4) the payment of approximately $2.2 million in fees and expenses associated with the refinancing transaction.

The New Revolving Credit Facility provides for a maximum of $70 million borrowing availability and includes a $40 million letter of credit sub-limit. As of May 31, 1998, the Company had total borrowings and letters of credit outstanding under the New Revolving Credit Facility of approximately $33.3 million, and therefore, additional borrowing availability of approximately $36.7 million.

At May 31, 1998, the $25 million of the A Term Loan Facility and $50 million of the B Term Loan Facility remained outstanding. Scheduled A Term Loan Facility and B Term Loan Facility payments due over the remainder of fiscal year ending March 31, 1999 ("Fiscal Year 1999") are $0 and $0.5 million, respectively. In addition, scheduled repayments of capital lease obligations and other senior indebtedness during Fiscal Year 1999 are approximately $7 million and $2.3 million, respectively.

In Fiscal Year 1998, cash flow from operations and proceeds from the Term Loan Facility (see the consolidated statements of cash flows) were used to reduce borrowings under the Revolving Credit Facility of $11.5 million and to pay $19.8 million in scheduled principal payments on indebtedness (including capital lease obligations). Additionally, these cash sources were used to fund the Company's Fiscal Year 1998 cash capital expenditures of $10.8 million and meet additional investing and financing needs of $1.5 million. The Company plans to continue its program of upgrading its printing and prepress equipment and currently anticipates that cash capital expenditures will approximate $8 million and equipment acquired under capital leases will approximate $7 million during Fiscal Year 1999. The Company had zero cash on hand at March 31, 1998 due to a requirement under the Bank Credit Agreement that the Company's daily available funds be used to reduce borrowings under the Revolving Credit Facility.

At March 31, 1998, the Company had total indebtedness outstanding of $319.7 million, including capital lease obligations. Of the total debt outstanding at March 31, 1998, $65.2 million was outstanding under the Bank Credit Agreement at a weighted average interest rate of 8.48% and $25 million was outstanding under the Term Loan Facility at a weighted average interest rate of 10.63%. Indebtedness under the Amended and Restated Credit Agreement (effective May 8, 1998) had interest at floating rates.
At March 31, 1998, the Company had indebtedness other than obligations under the Bank Credit Agreement and Term Loan Facility of $229.5 million (including $185 million of the Notes). The Company was in compliance with all financial covenants set forth in the Bank Credit Agreement, as amended, at March 31, 1998. The Company is currently in compliance with all financial covenants set forth in the Amended and Restated Credit Agreement. See notes 9 and 23 to the Company's consolidated financial statements.

A significant portion of Graphics long-term obligations, including indebtedness under the Amended and Restated Credit Agreement, has been fully and unconditionally guaranteed by Holdings. Holdings is subject to certain restrictions under its guarantee of indebtedness under the Amended and Restated Credit Agreement, including among other things, restrictions on merges, acquisitions, incurrence of additional debt and payment of cash dividends. See Notes 1 and 23 to the Company's consolidated financial statements.



EBITDA

                                             Fiscal Year Ended March 31,
                                --------------------------------------------------
                                  1998                 1997                1996
                                --------             --------            --------
                                               (dollars in thousands)
EBITDA:
   Printing (a)                $    46,838          $    46,755         $    46,597

   American Color (a)                9,927                5,770               2,907

   Other (b) (c)                    (4,398) (d)          (5,553) (d)         (2,657)
                                 ---------            ---------           ---------

      Total                    $    52,367          $    46,972         $    46,847
                                 =========            =========           =========

EBITDA Margin:

    Printing                         10.5%                10.4%               10.3%

    American Color                   11.4%                 7.7%                4.0%

       Total                          9.8%                 9.0%                8.8%


(a) Printing EBITDA includes the impact of $3.9 million of restructuring costs in Fiscal Year 1998. American Color EBITDA for Fiscal Year 1997 and 1996 includes the impact of restructuring costs of $0.9 million and $4.1 million, respectively (see note 19 to the Company's consolidated financial statements and discussion above) and $1.5 million of non-recurring charges in Fiscal Year 1998 associated with the relocation of its corporate office and various severance related expenses.

(b) Other operations in Fiscal Year 1996 include revenues and expenses associated with the Company's 51% owned subsidiary, NIS (sold on March
     11, 1996; see note 4 to the Company's consolidated financial statements).

(c)  Also includes corporate general and administrative expenses.

(d) Also reflects non-cash charges associated with an employee benefit program of $0.6 million in Fiscal Year 1998 and non-recurring employee termination expenses of $2.5 million in Fiscal Year 1997 (including
     $1.9 million related to the resignation of the Company's former Chief
     Executive Officer - see note 21 to the Company's consolidated financial statements).

EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. "EBITDA" is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, other special charges related to asset write-offs and write-downs, other income (expense), discontinued operations and extraordinary items. "EBITDA Margin" is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Indenture, the Bank Credit Agreement and the Amended and Restated Credit Agreement are based on EBITDA, subject to certain adjustments.

         Printing. As a result of the reasons previously described under "--Printing," (excluding changes in depreciation and amortization expense and other special charges related to asset write-offs and write-downs), printing EBITDA was $46.8 million in both Fiscal Year 1998 and Fiscal Year 1997 and printing EBITDA increased to $46.8 million in Fiscal Year 1997 from $46.6 million in Fiscal Year 1996, representing an increase of $0.2 million. Printing EBITDA Margin increased to 10.5% in Fiscal Year 1998 from 10.4% in Fiscal Year 1997 and printing EBITDA Margin increased to 10.4% in Fiscal Year 1997 from 10.3% in Fiscal Year 1996. Included in the Fiscal Year 1998 EBITDA and EBITDA Margin is $3.9 million of restructuring costs related to the printing restructuring plan (see discussion above).

         American Color. As a result of the reasons previously described under "--American Color," (excluding changes in depreciation and amortization expense and other special charges related to asset write-offs and write-downs), American Color EBITDA increased to $9.9 million in Fiscal Year 1998 from $5.8 million in Fiscal Year 1997, representing an increase of $4.1 million. EBITDA Margin increased to 11.4% in Fiscal Year 1998 from 7.7% in Fiscal Year 1997. American Color EBITDA increased to $5.8 million in Fiscal Year 1997 from $2.9 million in Fiscal Year 1996, representing an increase of $2.9 million. EBITDA Margin increased to 7.7% in Fiscal Year 1997 from 4% in Fiscal Year 1996. American Color EBITDA and EBITDA Margin in Fiscal Year 1998 includes $1.5 million of non-recurring charges associated with the relocation of its corporate office and various severance related expenses. Included in the Fiscal Year 1997 and Fiscal Year 1996 EBITDA and EBITDA Margin is the impact of restructuring costs of $0.9 million and $4.1 million, respectively (see discussion above).

         Other Operations. As a result of the reasons previously described under "--Other Operations," (excluding changes in depreciation and amortization expense), other operations negative EBITDA decreased to negative EBITDA of $4.4 million in Fiscal Year 1998 from negative EBITDA of $5.6 million in Fiscal Year 1997. EBITDA from other operations increased to negative EBITDA of $5.6 million in Fiscal Year 1997 from negative EBITDA of $2.7 million in Fiscal Year 1996. Negative EBITDA for Fiscal Year 1998 includes the impact of non-cash charges of $0.6 million associated with an employee benefit program. Negative EBITDA for Fiscal Year 1997 includes the impact of non-recurring employee termination expenses of $2.5 million (including $1.9 million related to the resignation of the Company's former Chief Executive Officer - see note 21 to the Company's consolidated financial statements).

Amortization of Goodwill

The goodwill is amortized on a straight-line basis by business sector. Goodwill amortization expense will be approximately $2.5 million in Fiscal Year 1999.

Impact of Inflation

Generally, the Company believes it has been able to pass along increases in its costs to its customers (primarily paper and ink) through increased prices of its printed products. Throughout the majority of Fiscal Year 1996, the printing industry experienced substantial increases in the cost of paper. In late Fiscal Year 1996 and throughout Fiscal Year 1997, however, the overall cost of paper began to decline. During Fiscal Year 1998, paper prices remained relatively stable. Management expects that, as a result of the Company's strong relationship with key suppliers, its material costs will remain competitive within the industry.

Seasonality

Some of the Company's printing and digital imaging and prepress services business is seasonal in nature, particularly those revenues derived from advertising inserts. Generally, the Company's sales from advertising inserts are highest during periods prior to the following advertising periods: Spring advertising season (March 15 -- May 15); Back-to-School (July 15 -- August 15); and Thanksgiving/Christmas (October 15 -- December
15). One of the reasons the Company chose to enter the comic book printing market is that it is not subject to significant seasonal fluctuations. Sales of newspaper Sunday comics are also not subject to significant seasonal fluctuations. The Company's strategy has been and will continue to include the mitigation of the seasonality of its printing business by increasing its sales to customers whose own sales are less seasonal (i.e., food and drug companies).

Environmental

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future period revenue generation are expensed. Environmental liabilities are recorded when assessments and/or remedial efforts are probable and the related costs can be reasonably estimated.

The Company believes that environmental liabilities, currently and in the prior periods discussed herein, are not material. The Company has recorded an environmental reserve of approximately $0.1 million in connection with a Superfund site in its consolidated statement of financial position at March 31, 1998 which the Company believes to be adequate. See "Legal Proceedings
- Environmental Matters". The Company does not anticipate receiving insurance proceeds related to this potential settlement. Management does not expect that any identified matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

Accounting

There are no pending accounting pronouncements that, when adopted, are expected to have a material effect in the Company's results of operations or its financial position.

Year 2000 Compliance

The Year 2000 issue is the result of certain computer programs being written using two digits rather than four digits to define the applicable year. Software that is not Year 2000 compliant recognizes a date using "00" as the year 1900 rather than 2000, which could result in system failures, miscalculations or temporary inability to engage in normal business activity. The Company is currently working to resolve the potential impact of this issue. The Company has determined that certain software programs and computer hardware will need to be modified or replaced. Although there can be no assurance, the Company believes such modification or replacement will mitigate the potential impact of this issue. The Company will utilize both internal and external resources to accomplish this task. Based upon management's best estimate, the cost associated with these modifications and/or replacement is not expected to be material to the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                      Page No.
                                                                      --------
The following consolidated financial statements of ACG Holdings, Inc.
are included in this report:

Report of Independent Auditors........................................... 29
Consolidated balance sheets - March 31, 1998 and 1997.................... 30
For the Years Ended March 31, 1998, 1997 and 1996:
          Consolidated statements of operations.......................... 32
          Consolidated statements of stockholders' deficit............... 33
          Consolidated statements of cash flows.......................... 34
Notes to Consolidated Financial Statements............................... 36


The following consolidated financial statement schedules of ACG Holdings, Inc. are included in Part IV, Item 14:

          I.   Condensed Financial Information of Registrant
               Condensed Consolidated Financial Statements (parent company only) for the years ended March 31, 1998, 1997, and 1996, and as of March 31, 1998 and 1997

         II.   Valuation and qualifying accounts

All other schedules specified under Regulation S-X for ACG Holdings, Inc. have been omitted because they are either not applicable, not required, or because the information required is included in the financial statements or notes thereto.



                         Report of Independent Auditors

The Board of Directors
ACG Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ACG Holdings, Inc. (formerly Sullivan Communications, Inc.) as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three fiscal years in the period ended March 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACG Holdings, Inc. at March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, in fiscal year 1998 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."


ERNST & YOUNG LLP

Nashville, Tennessee
May 22, 1998





                            ACG HOLDINGS, INC.
                        Consolidated Balance Sheets
                 (Dollars in thousands, except par values)

                                                                                                    March 31,
                                                                                   --------------------------------------------
                                                                                         1998                       1997
                                                                                   -----------------          -----------------
Assets

Current assets:
   Cash                                                                               $          0                          0

   Receivables:

     Trade accounts, less allowance for doubtful accounts of
         $2,112 and $5,879 at March 31, 1998 and 1997, respectively                         63,185                     53,510


     Other                                                                                   2,605                      3,252
                                                                                   -----------------          -----------------


                  Total receivables                                                         65,790                     56,762

   Inventories                                                                              10,795                      9,711

   Prepaid expenses and other current assets                                                 3,578                      3,604
                                                                                   -----------------          -----------------

                  Total current assets                                                      80,163                     70,077

Property, plant and equipment:

   Land and improvements                                                                     3,148                      3,278

   Buildings and improvements                                                               19,426                     17,837

   Machinery and equipment                                                                 178,713                    175,196

   Furniture and fixtures                                                                    5,379                      3,625

   Leased assets under capital leases                                                       48,039                     35,113

   Equipment installations in process                                                        1,612                      3,118
                                                                                   -----------------          -----------------

                                                                                           256,317                    238,167

   Less accumulated depreciation                                                           (96,684)                   (71,270)
                                                                                   -----------------          -----------------

                  Net property, plant and equipment                                        159,633                    166,897

Excess of cost over net assets acquired, less accumulated
   amortization of $42,060 and $33,523 at March 31, 1998 and 1997, respectively             74,556                     81,964

Other assets                                                                                15,606                     15,037
                                                                                   -----------------          -----------------

                  Total assets                                                        $    329,958                    333,975
                                                                                   =================          =================


See accompanying notes to consolidated financial statements.



                            ACG HOLDINGS, INC.
                        Consolidated Balance Sheets
                 (Dollars in thousands, except par values)

                                                                                                    March 31,
                                                                                   --------------------------------------------
                                                                                         1998                       1997
                                                                                   -----------------          -----------------


Liabilities and Stockholders' Deficit

Current liabilities:
   Current installments of long-term debt and capitalized leases                      $      9,131                     18,252

   Trade accounts payable                                                                   27,381                     29,364

   Accrued expenses                                                                         31,539                     30,037

   Income taxes                                                                                502                      1,022
                                                                                  -------------------         ------------------

        Total current liabilities                                                           68,553                     78,675

Long-term debt and capitalized leases, excluding current installments                      310,526                    294,057

Deferred income taxes                                                                        9,443                      8,713

Other liabilities                                                                           47,521                     28,848
                                                                                  -------------------         ------------------

        Total liabilities                                                                  436,043                    410,293

Stockholders' deficit:

   Common stock, voting, $.01 par value, 5,852,223 shares authorized,
      134,812 shares issued and outstanding at March 31, 1998 and
      123,889 shares issued and outstanding at March 31, 1997                                    1                          1

   Preferred Stock, $.01 par value, 5,750 shares authorized, 4,000 shares
      Series A convertible preferred stock issued and outstanding at
      March 31, 1997, $40,000,000 liquidation preference, 1,750 shares
      Series B convertible preferred stock issued and outstanding at
      March 31, 1997, $17,500,000 liquidation preference                                        --                         --

   Preferred Stock, $.01 par value, 15,823 shares authorized, 3,631 shares
       Series AA convertible preferred stock issued and outstanding at
       March 31, 1998, $40,000,000 liquidation  preference, 1,606 shares
       Series BB convertible preferred stock issued and outstanding at March
       31, 1998, $17,500,000 liquidation preference                                             --                         --

   Additional paid-in capital                                                               58,249                     57,499

   Accumulated deficit                                                                    (162,250)                  (132,228)

   Cumulative translation adjustment                                                        (2,000)                    (1,590)

   Unfunded pension liability                                                                  (85)                        --
                                                                                    -------------------        ------------------

        Total stockholders' deficit                                                        (106,085)                  (76,318)
                                                                                    -------------------        ------------------

Commitments and contingencies

        Total liabilities and stockholders' deficit                                   $     329,958                   333,975
                                                                                    ===================        ==================
See accompanying notes to consolidated financial statements.



                            ACG HOLDINGS, INC.
                   Consolidated Statements of Operations
                              (In thousands)


                                                                                           Year ended March 31,
                                                                        -------------------------------------------------------
                                                                            1998                  1997                 1996
                                                                        -----------           ------------         ------------
Sales                                                                   $   533,335              524,551             529,523

Cost of sales                                                               461,407              459,880             465,110
                                                                          ---------            ---------           ---------

     Gross profit                                                            71,928               64,671              64,413



Selling, general and administrative expenses                                 45,690               43,164              35,533

Amortization of goodwill                                                      8,537                8,254               8,631

Restructuring costs and other special charges                                 5,598                2,881               7,533
                                                                          ---------            ---------           ---------

     Operating income                                                        12,103               10,372              12,716
                                                                          ---------            ---------           ---------

Other expense (income):

   Interest expense                                                          38,956               36,289              32,688

   Interest income                                                            (143)                 (157)               (263)

   Nonrecurring charge related to terminated merger                              --                   --               1,534

   Other, net                                                                   412                  245                 188
                                                                          ---------            ---------           ---------

         Total other expense                                                 39,225               36,377              34,147
                                                                          ---------            ---------           ---------



     Loss from continuing operations before income
        taxes and extraordinary item                                        (27,122)             (26,005)            (21,431)


Income tax expense                                                           (2,106)              (2,591)             (4,874)
                                                                          ---------            ---------           ---------

     Loss from continuing operations before
        extraordinary item                                                  (29,228)             (28,596)            (26,305)


Discontinued operations:

          Loss from operations, net of tax                                       --               (1,557)             (1,364)

          Estimated (loss) on shut down and gain
             on SMI settlement, net of tax                                    (667)               (1,550)              2,868
                                                                          ---------            ---------           ---------

           Loss before extraordinary item                                  (29,895)              (31,703)            (24,801)

Loss on early extinguishment of debt, net of tax                                --                    --              (4,526)
                                                                          ---------            ---------           ---------

           Net  loss                                                  $    (29,895)              (31,703)            (29,327)
                                                                          =========            =========           =========





See accompanying notes to consolidated financial statements.



                            ACG HOLDINGS, INC.
             Consolidated Statements of Stockholders' Deficit
                              (In thousands)

                                          Series AA      Series A
                                            and BB         and B
                               Voting     Convertible   Convertible   Additional                  Cumulative    Unfunded
                               common     preferred      preferred     paid-in     Accumulated    translation    Pension
                               stock        stock          stock       capital       deficit      adjustment    Liability   Total
                               ------     -----------   -----------   ----------   -----------    -----------   ---------   -----
Balances, April 1, 1995        $    1          --            --         57,499       (71,198)       (1,272)         --     (14,970)

Change in cumulative
 translation adjustment -
 exchange rate fluctuations        --          --            --            --             --           (99)         --         (99)



Net loss                           --          --            --            --        (29,327)           --          --     (29,327)
                                ------      ------       -------        ------       -------        ------       ------    -------

Balances, March 31, 1996      $    1           --            --         57,499      (100,525)       (1,371)         --     (44,396)

Change in cumulative
 translation adjustment -
 exchange rate fluctuations        --          --            --            --             --          (219)         --        (219)



Net loss                           --          --            --            --        (31,703)           --          --     (31,703)
                                ------      ------       -------        ------       -------        ------       ------    -------

Balances, March 31, 1997      $    1           --            --         57,499      (132,228)       (1,590)         --     (76,318)

Change in cumulative
 translation adjustment -
 exchange rate fluctuations        --          --            --            --             --          (410)         --        (410)



Treasury stock                     --          --            --            --           (127)           --          --        (127)


Exercise of stock options          --          --            --            176            --            --          --         176


Executive stock compensation       --          --            --            574            --            --          --         574


Unfunded pension liability         --          --            --            --             --            --         (85)        (85)


Net loss                           --          --            --            --        (29,895)           --          --     (29,895)
                                ------      ------       -------        ------       -------        ------       ------    -------

Balances, March 31, 1998      $    1           --            --         58,249      (162,250)       (2,000)        (85)   (106,085)
                                ======      ======       =======        ======       =======        ======       ======    =======


See accompanying notes to consolidated financial statements.



                            ACG HOLDINGS, INC.
                   Consolidated Statements of Cash Flows
                              (In thousands)

                                                                                       Year ended March 31,
                                                                         ------------------------------------------------
                                                                              1998             1997             1996
                                                                         --------------    ------------    --------------
Cash flows from operating activities:

   Net loss                                                               $   (29,895)        (31,703)          (29,327)

Adjustments to reconcile net loss to cash provided (used) by operating activities:

Extraordinary item - non cash                                                      --              --            (1,912)

Other special charges - non cash                                                1,727           1,944             4,306

Depreciation                                                                   28,124          25,282             21,385

Depreciation and amortization related to SMC                                       --             251                932

Amortization of goodwill                                                        8,537           8,254              8,631

Amortization of other assets                                                    1,876           1,120                680

Amortization of deferred financing costs and bond premium                       2,292           1,784              1,469

Gain on shut down of SMI, net of tax                                               --              --             (1,480)

Loss on shut down                                                                 667           1,550                 --

(Gain) loss on disposals of property, plant and  equipment                        (37)              6                350

Deferred income tax expense                                                       930             911                595

Changes in assets and liabilities, net of effects of shut down of SMI and SMC and acquisition of the Medina Facility:


  (Increase) decrease in receivables                                           (9,079)         11,262            (12,870)

  (Increase) decrease in inventories                                           (1,122)          3,453             (1,744)

  (Decrease) increase in trade accounts payable                                (1,887)         (6,528)            11,571

  Increase (decrease) in accrued expenses                                       1,172           1,226                981

  (Decrease) increase in current income taxes payable                            (520)           (193)               195

  Increase (decrease)  in other liabilities                                    18,588           3,106             (2,722)

  Other                                                                        (2,748)          2,588             (5,227)
                                                                              -------         -------            -------

                        Total adjustments                                      48,520          56,016             25,140
                                                                              -------         -------            -------

Net cash provided (used) by operating activities                               18,625          24,313             (4,187)
                                                                              -------         -------            -------


See accompanying notes to consolidated financial statements.



                            ACG HOLDINGS, INC.
                   Consolidated Statements of Cash Flows
                              (In thousands)

                                                                                       Year ended March 31,
                                                                         ------------------------------------------------
                                                                              1998             1997             1996
                                                                         --------------    ------------    --------------
Cash flows from investing activities:

 Purchases of property, plant and equipment                                   (10,826)        (10,810)          (20,276)

 Proceeds from sales of property, plant and equipment                           1,067              63                36

 Medina acquisition                                                                --              --            (6,682)

 Proceeds from sale of NIS                                                         --              --             2,550

 Other                                                                           (265)           (250)              (64)
                                                                              -------         -------           -------

             Net cash used by investing activities                            (10,024)        (10,997)          (24,436)
                                                                              -------         -------           -------



Cash flows from financing activities:

    Debt:

      Proceeds                                                                 25,000           1,162           280,451

      Payments                                                                (24,899)        (10,374)         (242,970)

        Increase in deferred financing costs                                   (2,467)           (827)          (12,095)

        Repayment of capital lease obligations                                 (6,349)         (3,212)             (591)

      Other                                                                       128             (61)             (813)
                                                                              -------         -------           -------

              Net cash (used) provided by financing activities                 (8,587)        (13,312)           23,982
                                                                              -------         -------           -------


Effect of exchange rates on cash                                                  (14)             (4)                6
                                                                              -------         -------           -------

Decrease in cash                                                                    0               0            (4,635)

Cash:

   Beginning of period                                                              0               0             4,635
                                                                              -------         -------           -------

   End of period                                                             $      0               0                 0
                                                                              =======         =======           =======

Supplemental disclosure of cash flow information:

Cash paid for:

   Interest                                                                  $ 35,931          34,284            30,581

   Income taxes, net of refunds                                                 1,751           1,863             3,964

Exchange rate adjustment to long-term debt                                        (67)            (61)               53

Non cash investing activities:

   Lease obligations                                                         $ 12,887          26,957             7,746




See accompanying notes to consolidated financial statements.



                            ACG HOLDINGS, INC.

                Notes to Consolidated Financial Statements


(1)       Summary of Significant Accounting Policies

          ACG Holdings, Inc. ("Holdings"), together with its wholly-owned subsidiary, American Color Graphics, Inc. ("Graphics"), (collectively the "Company"), was formed in April 1989 under the name GBP Holdings, Inc. to effect the purchase of all the capital stock of GBP Industries, Inc. from its stockholders in a leveraged buyout transaction. In October 1989, GBP Holdings, Inc. changed its name to Sullivan Holdings, Inc. and GBP Industries, Inc. changed its name to Sullivan Graphics, Inc. Effective June 1993, Sullivan Holdings, Inc. changed its name to Sullivan Communications, Inc. Effective July 1997, Sullivan Communications, Inc. changed its name to ACG Holdings, Inc. and Sullivan Graphics, Inc. changed its name to American Color Graphics, Inc.

          On August 15, 1995, the Company completed a merger transaction with Shakopee Valley Printing Inc. ("Shakopee") (the "Shakopee Merger"). Shakopee was formed to effect the purchase of certain assets and assumption of certain liabilities of Shakopee Valley Printing, a Guy Gannett Communications division. On December 22, 1994, Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P., and MSCP III 892 Investors, L.P. (collectively the "MSCP III Entities"), together with First Plaza Group Trust and Leeway & Co. purchased 35,000 shares of common stock of Shakopee. On December 22, 1994, pursuant to an Agreement for the Purchase of Assets between Guy Gannett Communications (the "Seller") and Shakopee (the "Buyer"), the Seller agreed to sell (effective at the close of business on December 22, 1994) certain assets and transfer certain liabilities of Shakopee Valley Printing to the Buyer for a total purchase price of approximately $42.6 million, primarily financed through the issuance of 35,000 shares of Common Stock and bank borrowings. Each of the MSCP III Entities is affiliated with Morgan Stanley Dean Witter & Co., the parent company of the general partner of the Company's majority stockholder. In addition, the other stockholders of Shakopee were also stockholders of the Company. See note 2 for a description of the specific terms of the Shakopee Merger.

          Holdings has no operations or significant assets other than its investment in Graphics. Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at March 31, 1998, Graphics' ability to pay dividends or lend to Holdings was either restricted or prohibited, except that Graphics may pay specified amounts to Holdings (i) to pay the repurchase price payable to any officer or employee (or their estates) of Holdings, Graphics or any of their respective subsidiaries in respect of their stock or options to purchase stock in Holdings upon the death, disability or termination of employment of such officers and employees (so long as no default, or event of default, as defined, has occurred under the terms of the Bank Credit Agreement and the Amended and restated Credit Agreement, as defined below, and provided the aggregate amount of all such repurchases does not exceed $2 million) and (ii) to fund the payment of Holdings' operating expenses incurred in the ordinary course of business, other corporate overhead costs and expenses (so long as the aggregate amount of such payments does not exceed $250,000 in any fiscal year) and Holdings' obligations pursuant to a tax sharing agreement with Graphics. A significant portion of Graphics' long-term obligations have been fully and unconditionally guaranteed by Holdings.

          The two business sectors of the commercial printing industry in which the Company operates are (i) printing and (ii) digital imaging and prepress services conducted by its American Color division.

                            ACG HOLDINGS, INC.

                Notes to Consolidated Financial Statements

          Significant accounting policies are as follows:

          (a)  Basis of Presentation

               The consolidated financial statements include the accounts of Holdings and all greater than 50% - owned subsidiaries which are consolidated under generally accepted accounting principles.

               All significant intercompany transactions and balances have been eliminated in consolidation.

               The Shakopee Merger has been accounted for as a combination of entities under common control (similar to a pooling-of-interests). The consolidated financial statements give retroactive effect to the merger of the Company and Shakopee and include the combined operations of the Company and Shakopee for the fiscal year ended March 31, 1995. Shakopee was not under common control until December 22, 1994, and, accordingly, the consolidated financial statements reflect Shakopee as under common control subsequent to such date.

               Earnings per share data has not been provided since Holdings' common stock is closely held.

          (b)  Revenue Recognition

               In accordance with trade practices of the printing industry, printing revenues are recognized upon the completion of production. Shipment of printed material generally occurs upon completion of this production process. Materials are printed to unique customer specifications and are not returnable. Credits relating to specification variances and other customer adjustments are not significant.

          (c)  Inventories

               Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market (net realizable value) (see note
               6).

          (d)  Property, Plant and Equipment

               Property, plant and equipment is stated at cost.
               Depreciation, which includes amortization of assets under capital leases, is based on the straight-line method over the estimated useful lives of the assets or the remaining terms of the leases.

          (e)  Excess of Cost Over Net Assets Acquired

               The excess of cost over net assets acquired (or "goodwill") is amortized on a straight-line basis over a range of 5 to 40 years for each of its principal business sectors. The carrying value of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted future cash flows of the assets acquired, the Company's carrying amount of the goodwill is reduced by the estimated shortfall of such cash flows. In addition, the Company assesses long-lived assets for impairment under Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FASB 121"). Under these rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when assets or circumstances exist that indicate the carrying amount of these assets may not be recoverable.

          (f)  Other Assets

               Financing costs related to the Bank Credit Agreement and Term Loan Facility (as defined herein) are deferred and amortized over the term of the respective agreements. Costs related to the Notes (as defined herein) are deferred and amortized over the ten-year term of the Notes.

               The covenants not to compete are amortized over the three and five year terms of the respective underlying agreements.

          (g)  Income Taxes

               Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

          (h)  Foreign Currency Translation

               The assets and liabilities of the Company's Canadian facility, which include interdivisional balances, are translated at year-end rates of exchange while revenue and expense items are translated at average rates for the year.

               Translation adjustments are recorded as a separate component of stockholders' deficit. Since the transactions of the Canadian facility are denominated in its functional currency and the interdivision accounts are of a long-term investment nature, no transaction adjustments are included in operations.

          (i)  Reclassifications

               Certain prior period amounts have been reclassified to conform with the most recent period presentation.

          (j)  Environmental

               Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future period revenue generation, are expensed. Environmental liabilities are provided when assessments and/or remedial efforts are probable and the related amounts can be reasonably estimated.

          (k)  Fair Value of Financial Instruments

               The Company discloses the estimated fair values of its financial instruments together with the related carrying amount. The Company is not a party to any financial instruments with material off-balance-sheet risk.

          (l)  Concentration of Credit Risk

               Financial instruments which subject the Company to credit risk consist primarily of trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable are generally diversified due to the large number of entities comprising the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

          (m)  Use of Estimates

               The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          (n)  Stock Based Compensation

               Effective April 1, 1997 the Company changed its method of accounting for stock based compensation plans from the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") to the fair value method established by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Application of the recognition provisions of SFAS 123 is prospective (restatement of prior periods is prohibited). The Company believes that including the fair value of compensation plans in determining net income is consistent with accounting for the cost of all other forms of compensation.

(2)       The Shakopee Merger

          On August 15, 1995, the Shakopee Merger was consummated and each outstanding share of the Common Stock of Shakopee was converted into one share of the New Common Stock of the Company and 1/20 of one share of Series B Preferred Stock of the Company. Also on August 15, 1995, concurrent with the Shakopee Merger, the Company also refinanced its then existing indebtedness (the "Refinancing") (see note 9).

          The Shakopee Merger was accounted for under the purchase method of accounting applying the provisions of Accounting Principles Board Opinion No. 16 ("APB 16"). The purchase price of $42.6 million, was allocated to the tangible assets and identifiable intangible assets and liabilities assumed based upon their respective fair values. The resulting excess of cost over net assets acquired was $12.2 million.

          The Shakopee Merger has been accounted for as a combination of entities under common control (similar to a pooling-of-interests), and accordingly the consolidated financial statements give retroactive effect to the Shakopee Merger and include the combined operations of Holdings and Shakopee subsequent to December 22, 1994.

(3)       The Medina Acquisition

          On March 12, 1996, Graphics acquired the assets of Gowe, Inc., a Medina, Ohio based regional printer of newspapers, T.V. books and retail advertising inserts and catalogs (the "Medina Facility"), for cash and assumption of certain liabilities of Gowe, Inc., pursuant to an Asset Purchase Agreement, among Graphics, Gowe, Inc. and ComCorp, Inc., the parent company of Gowe, Inc. (the "Medina Acquisition"). The Medina Acquisition was accounted for under the purchase method of accounting applying the provisions of APB 16. The Medina Facility's results of operations are included in the Company's consolidated financial statements subsequent to March 11, 1996.

          The Company's pro forma unaudited results of operations for the fiscal year ended March 31, 1996 ("Fiscal Year 1996"), assuming that the Medina Acquisition occurred as of April 1, 1995, were $561.6 million in sales, a $25.9 million loss from continuing operations before extraordinary item and a $28.9 million net loss.


(4)       Disposal of 51% Interest in National Inserting Systems, Inc.

          On March 11, 1996, the Company sold its 51% interest in National Inserting Systems, Inc. ("NIS") for approximately $2.5 million in cash and a note for approximately $0.2 million under the terms of a Stock Redemption Agreement between NIS and Graphics. This transaction resulted in a net gain on disposal of approximately $1.3 million, which is classified as other, net in the consolidated statement of operations. The proceeds of the sale were used to repay indebtedness under Graphics' Bank Credit Agreement (as defined herein).

(5)       Discontinued Operations

          SMC

          In February 1997, the Company made a strategic decision to shut down the operations of its wholly-owned subsidiary Sullivan Media Corporation ("SMC"). This resulted in an estimated net loss on shut down of approximately $1.5 million, which is net of zero income tax benefits. In the fiscal year ended March 31, 1998 ("Fiscal Year 1998") the Company recorded an additional $0.4 million estimated net loss on shutdown.

          The shut down of SMC has been accounted for as a discontinued operation, and accordingly, its operating results are segregated and reported as a discontinued operation in the accompanying consolidated statements of operations. The assets of SMC and any resulting gain or loss on the disposal of those assets, is immaterial to the results of operations and financial position of the Company.

          The condensed consolidated statements of operations relating to the discontinued SMC operation follows:

                                                               Year Ended March 31,
                                        ------------------------------------------------------------------

                                               1998                    1997                    1996
                                        ------------------      ------------------      ------------------
      Sales                             $             --                   9,786                   6,819


      Cost and expenses                               --                  11,343                   8,183
                                        ------------------      ------------------      ------------------

      Loss before income taxes                        --                 (1,557)                 (1,364)


      Income taxes                                    --                      --                      --
                                        ------------------      ------------------      ------------------

      Net loss                     $                  --                 (1,557)                 (1,364)
                                        ==================      ==================      ==================

SMI

In Fiscal Year 1996, the Company recognized settlement of the EPI Group Limited ("EPI") complaint naming Sullivan Marketing, Inc. ("SMI"), News America FSI, Inc. ("News America") and two packaged goods companies as defendants ("EPI Lawsuit") and reversed certain accruals related to the estimated loss on shut down of SMI. The resulting effect reflected in the Fiscal Year 1996 consolidated statement of operations was $2.9 million income in discontinued operations. In Fiscal Year 1998, the Company recorded an additional $0.3 million estimated net loss on shut down.

(6)       Inventories

          The components of inventories are as follows (in thousands):

                                                               March 31,
                                          -------------------------------------------------
                                                  1998                        1997
                                          ---------------------       ---------------------
           Paper                           $           9,161                      7,831

           Ink                                           227                        324

           Supplies and other                          1,407                      1,556
                                           --------------------        --------------------

                  Total                    $          10,795                      9,711
                                           ====================        ====================


          In the third quarter of Fiscal Year 1996, the Company changed to the FIFO method of accounting from the last-in, first-out
          ("LIFO") method of accounting as the principal method of accounting for inventories. The change results in a balance sheet which (1) reflects inventories at a value that more closely represents current costs which the Company believes are the primary concern of its constituents (bank lenders, financial markets, customers, trade creditors, etc.) and (2) enhances the comparability of the Company's financial statements by changing to the predominant method used by key competitors in the printing industry. The effect
          (approximately $0.8 million) of the change for the six months ended September 30, 1995 resulted in the retroactive restatement of the first and second quarters of Fiscal Year
          1996 of approximately $0.5 million and $0.3 million, respectively, as a decrease of cost of sales and a decrease to net loss.

(7)       Other Assets

          The components of other assets are as follows (in thousands):

                                                                                                     March 31,
                                                                                    -------------------------------------------
                                                                                           1998                      1997
                                                                                    ------------------       ------------------
         Deferred financing costs, less accumulated
           amortization of $5,185 in 1998 and $2,893
           in 1997                                                                   $         10,104                   9,996

         Spare parts inventory, net of valuation allowance
           of $100 in 1998 and 1997                                                             1,852                   1,699

         Other                                                                                  3,650                   3,342
                                                                                       --------------           -------------

                Total                                                                $         15,606                  15,037
                                                                                       ==============           =============

(8)       Accrued Expenses

          The components of accrued expenses are as follows (in thousands):


                                                                                                     March 31,
                                                                                    ---------------------------------------------

                                                                                           1998                      1997
                                                                                    ------------------       --------------------
         Compensation and related taxes                                         $              10,004                      9,206

         Employee benefits                                                                      8,755                      8,353

         Interest                                                                               5,028                      4,445

         Accrued costs related to shut down of SMC                                                163                      1,046

         Other                                                                                  7,589                      6,987
                                                                                    ------------------       --------------------

                Total                                                           $              31,539                     30,037
                                                                                    ==================       ====================

(9)       Notes Payable, Long-term Debt and Capitalized Leases

          Long-term debt is summarized as follows (in thousands):

                                                                                                       March 31,
                                                                                     ---------------------------------------------

                                                                                            1998                        1997
                                                                                     ------------------          -----------------
          Bank Credit Agreement:

                  Term Loan                                                          $          35,979                     47,088

                  Revolving Credit Facility Borrowings                                          29,257                     40,710
                                                                                     ------------------       --------------------

                                                                                                65,236                     87,798

          Term Loan Facility                                                                    25,000                         --


          12 3/4% Senior Subordinated Notes Due 2005                                           185,000                    185,000

          Capitalized leases                                                                    38,147                     31,607

          Other loans with varying maturities and
              interest rates                                                                     6,274                      7,904
                                                                                     ------------------       --------------------

                 Total long-term debt                                                          319,657                    312,309

          Less current installments                                                              9,131                     18,252
                                                                                     ------------------       --------------------

                 Long-term debt and capitalized leases,
                     excluding current installments                               $            310,526                    294,057
                                                                                     ==================       ====================


August 15, 1995 Refinancing

On August 15, 1995 the Company sold $185 million of 12 3/4% Senior Subordinated Notes Due 2005 (the "Notes"). Concurrently with the closing of the sale of the Notes, the Company entered into a series of transactions, (the "Refinancing," and together with the Shakopee Merger, the "Transactions") including the following: (i) the Company entered into a Credit Agreement with BT Commercial Corporation ("BTCC") (the "BTCC Agreement"), providing for a $75 million revolving credit facility maturing in 2000 (the "Revolving Credit Facility") and a $60 million amortizing term loan with a final maturity in 2000 (the "Term Loan"); (ii) the repayment of all $126.5 million of indebtedness outstanding under Graphics' old bank credit agreement (the "Old Bank Credit Agreement") (plus $2.3 million of accrued interest to the date of repayment); (iii) the redemption of all outstanding 15% Senior Subordinated Notes due 2000 ("the 15% Notes") at an aggregate redemption price of $105.6 million (plus $1.8 million of accrued interest to the redemption date); (iv) the repayment of all $24.6 million of indebtedness, including the Shakopee bank credit agreement, assumed in the Shakopee Merger (plus $0.1 million of accrued interest to the date of repayment) and (v) the payment of approximately $11.8 million of fees and expenses incurred in connection with the Transactions. As a result of the Transactions, the Company recorded an extraordinary loss related to early extinguishment of debt of $4.5 million, net of zero taxes. This extraordinary loss consisted primarily of the early redemption premium on the 15% Notes and the write-off of deferred financing costs related to refinanced indebtedness partially offset by the write-off of a bond premium associated with the 15% Notes.

The Notes bear interest at 12 3/4% and mature August 1, 2005. Interest on the Notes is payable semi-annually on February 1 and August 1. The Notes are redeemable at the option of Graphics in whole or in part after August 1, 2000 at 106.375% of the principal amount, declining to 100% of the principal amount, plus accrued interest, on or after August 1, 2002. Upon the occurrence of a change of control triggering event, as defined, each holder of a Note will have the right to require Graphics to repurchase all or any portion of such holder's Note at 101% of the principal amount thereof, plus accrued interest. The Notes are subordinate to all existing and future senior indebtedness, as defined, of Graphics, and are guaranteed on a senior subordinated basis by Holdings.

The BTCC Agreement as amended (the "Bank Credit Agreement"), required the Company to meet certain financial covenants which as of March 31, 1998 were met. The Bank Credit Agreement required prepayments in certain circumstances including: excess cash flows, proceeds from asset dispositions totaling prescribed levels, and changes in ownership. Borrowings under the Revolving Credit Facility were subject to a borrowing base requirement including accounts receivable and inventory. Graphics had outstanding borrowings under the Revolving Credit Facility of $29.3 million at March 31, 1998.

Interest under the Bank Credit Agreement was floating based on prevailing market rates . The weighted average rate on outstanding indebtedness under the Bank Credit Agreement at March 31, 1998 was 8.48%.

Holdings guaranteed Graphics' indebtedness under the Bank Credit Agreement, which guarantee was secured by a pledge of all of Graphics' and its subsidiaries' stock. In addition, borrowings under the Bank Credit Agreement were secured by substantially all of the assets of Graphics. Holdings was restricted under its guarantee of indebtedness under the Bank Credit Agreement from, among other things, entering into mergers, acquisitions, incurring additional debt, or paying cash dividends.


June 30, 1997 Term Loan Facility


On June 30, 1997, the Company entered into a $25 million term loan facility which included a $5 million participation by Morgan Stanley Senior Funding, Inc., a related party, which matures on March 31, 2001 (the "Term Loan Facility"). Net proceeds of approximately $23.5 million (after loan fees and other transaction costs) were received and used to reduce outstanding borrowings under the existing Revolving Credit Facility. Interest under the Term Loan Facility was floating based upon existing market rates plus agreed upon margin levels which escalated over the initial 24 months of the facility. The obligations under this facility were guaranteed on the same basis and by the same guarantors as the Company's Bank Credit Agreement although such guarantees were secured by second priority security interests in the tangible and intangible assets of the Company and such guarantors. Covenants under this agreement were substantially similar to, but in certain respects are more restrictive than, existing covenants under the Senior Subordinated Notes Indenture. Morgan Stanley Senior Funding, Inc. received transaction fees of approximately $0.3 million. In connection with the Term Loan Facility, the Company obtained amendments to the Bank Credit Agreement with respect to certain financial covenants and an amendment that decreased the Borrowing Base through March 30, 1998.

May 8, 1998 Refinancing

On May 8, 1998, the Company refinanced all outstanding indebtedness under the BTCC Agreement and the Term Loan Facility (see note 23 for a discussion of the terms of this refinancing transaction).

The amortization for total long-term debt and capitalized leases at March 31, 1998 as adjusted to reflect the scheduled payments due under the terms of the Company's senior debt structure as refinanced on May 8, 1998 (see note 23), is shown below (in thousands):

                                                             Long-Term                       Capitalized
        Fiscal year                                             Debt                            Leases
      ----------------------                           ---------------------           -----------------------
        1999                                           $             2,779             $               9,728

        2000                                                         3,278                             9,054

        2001                                                         7,152                             7,527

        2002                                                         6,980                             6,290

        2003                                                         7,835                             5,709

        Thereafter                                                 253,486                            13,077
                                                       ---------------------           -----------------------

            Total                                 $                281,510                            51,385
                                                       =====================

        Imputed interest                                                                            (13,238)
                                                                                       -----------------------

             Present value of minimum                                                 $
               lease payments                                                                         38,147
                                                                                       =======================

Capital leases have varying maturity dates and interest rates which generally approximate 9%-10%. The Company estimates that the carrying amounts of the Company's debt and other financial instruments approximate their fair values at March 31, 1998 and 1997.

(10)      Income Taxes

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts as measured by tax laws and regulations. Significant components of the Company's deferred tax liabilities and assets as of March 31, 1998 and 1997 are as follows (in thousands):

                                                                                                  March 31,
                                                                             ----------------------------------------------------

                                                                                     1998                           1997
                                                                             --------------------           ---------------------
        Deferred tax liabilities:

           Book over tax basis in fixed assets                               $           31,466                           31,402

           Foreign taxes                                                                  3,701                            2,505

           Accumulated amortization                                                         766                              483

           Other, net                                                                     4,594                            4,459
                                                                             --------------------            ---------------------

           Total deferred tax liabilities                                                40,527                           38,849

        Deferred tax assets:

           Bad debts                                                                        830                            2,197

           Accrued expenses and other liabilities                                        34,754                           24,953

           Accrued loss on discontinued operations                                          254                              722

           Net operating loss carryforwards                                              30,420                           30,515

           AMT credit carryforwards                                                       1,262                            1,262

           Cumulative translation adjustment                                                786                              625
                                                                             --------------------            ---------------------



           Total deferred tax assets                                                     68,306                           60,274

           Valuation allowance for deferred tax assets                                   37,222                           30,138
                                                                             --------------------            ---------------------

           Net deferred tax assets                                                       31,084                           30,136
                                                                             --------------------            ---------------------

        Net deferred tax liabilities                                        $             9,443                            8,713
                                                                             ====================            =====================


Management has evaluated the need for a valuation allowance and as such, a valuation allowance of $37.2 million has been recorded . The valuation allowance was increased by $7.1 million during the current fiscal year.

The components of income tax expense are as follows (in thousands):

                                                                     Year ended March 31,
                                                ---------------------------------------------------------------
                                                        1998                 1997                  1996
                                                -------------------- --------------------  --------------------
   Amount attributable to
      continuing operations                     $             2,106                2,591                 4,874

   Amount attributable to
      discontinued operations                                    --                   --                    75
                                                -------------------- --------------------  --------------------

        Total expense                         $               2,106                2,591                 4,949
                                                ==================== ====================  ====================



Income tax expense attributable to loss from continuing operations consists of (in thousands):

                                                                          Year ended March 31,
                                                     -------------------------------------------------------------
                                                             1998                  1997                1996
                                                     --------------------   ------------------- ------------------
       Current

          Federal                                    $                --                    --                689

          State                                                      230                   145                618

          Foreign                                                    946                 1,535              3,047
                                                     --------------------   ------------------- ------------------

           Total current                                           1,176                 1,680              4,354
                                                     --------------------   ------------------- ------------------



       Deferred

          Federal                                                   (108)                  354                513

          State                                                     (157)                  120                  7


          Foreign                                                  1,195                    437                 --
                                                     --------------------   ------------------- ------------------

           Total deferred                                            930                   911                520
                                                     --------------------   ------------------- ------------------



       Provision for income taxes                    $             2,106                 2,591              4,874
                                                     ====================   =================== ==================

The effective tax rates for Fiscal Year 1998, the fiscal year ending March 31, 1997 ("Fiscal Year 1997") and Fiscal Year 1996 were (7.8%), (10.0%), and (22.7%), respectively. The difference between these effective rates relating to continuing operations and the statutory federal income tax rate is composed of the following items:

                                                                               Year ended March 31,
                                                      ----------------------------------------------------------------------
                                                             1998                       1997                     1996
                                                      -------------------       --------------------      ------------------
        Statutory tax rate                                   35.0%                      35.0%                   35.0%

        State income taxes, less
           federal tax impact                                (0.2)                      (0.7)                   (1.9)

        Foreign taxes, less Federal
           tax impact                                        (5.2)                      (5.0)                   (9.4)

        Amortization                                         (9.9)                     (11.9)                  (16.1)

        Change in valuation
           allowance                                        (24.1)                     (28.3)                  (26.7)

        Other, net                                           (3.4)                       0.9                    (3.6)
                                                      -------------------       --------------------      ------------------

        Effective income tax rate                            (7.8)%                    (10.0)%                 (22.7)%
                                                      ===================       ====================      ==================

As of March 31, 1998, the Company had available net operating loss carryforwards ("NOL's") for state purposes of $63.1 million which can be used to offset future state taxable income. If these NOL's are not utilized, they will begin to expire in 1999 and will be totally expired in 2013.

As of March 31, 1998, the Company had available NOL's for federal purposes of $79.7 million which can be used to offset future federal taxable income. If these NOL's are not utilized, they will begin to expire in 2006 and will be totally expired in 2013.

The Company also had available an alternative minimum tax credit carryforward of $1.3 million which can be used to offset future taxes in years in which the alternative minimum tax does not apply. This credit can be carried forward indefinitely.

The Company has alternative minimum tax NOL's in the amount of $60.3 million which will begin to expire in 2007 and will be completely expired in 2013.

(11)      Pension Plans

          The Company sponsors defined benefit pension plans covering full-time employees of the Company who had at least one year of service at December 31, 1994. Benefits under these plans generally are based upon the employee's years of service and, in the case of salaried employees, compensation during the years immediately preceding retirement. The Company's general funding policy is to contribute amounts within the annually calculated actuarial range allowable as a deduction for federal income tax purposes. The plans' assets are maintained by trustees in separately managed portfolios consisting primarily of equity securities, bonds and guaranteed investment contracts.

          In October 1994, the Board of Directors approved an amendment to the Company's defined benefit pension plans which resulted in the freezing of additional defined benefits for future services under the plans effective January 1, 1995.

          Total net periodic pension expense and its components for these plans during the periods indicated is as follows (in thousands):

                                                                 Year ended March 31,
                                            -----------------------------------------------------------------
                                                    1998                  1997                  1996
                                            --------------------  --------------------  ---------------------
       Service cost                         $               499                   446                    318

       Interest cost                                      3,533                 3,546                  3,428

       Actual return on assets                           (6,046)               (4,349)                (6,404)

       Net amortization and deferral                      2,071                   725                  3,076
                                            --------------------  --------------------  ---------------------

       Total pension expense                 $               57                   368                    418
                                            ====================  ====================  =====================


Funded status of the four plans sponsored by the Company is as follows (in thousands):

                                                                                                       March 31,
                                                                                       -----------------------------------------
                                                                                               1998                     1997
                                                                                       --------------------         ------------
          Actuarial present value of accumulated benefit obligations:

                   Vested                                                              $             52,759                 47,756

                   Non-Vested                                                                           179                    829
                                                                                             ---------------         --------------

                                                                                       $             52,938                 48,585
                                                                                             ===============         ==============


                                                                                                       March 31,
                                                                                       -----------------------------------------
                                                                                               1998                      1997
                                                                                       --------------------         ------------

          Projected benefit obligations                                                $             52,938                 48,585

          Plan assets on deposit with trustees at fair value                                         45,306                 41,436
                                                                                             ---------------         --------------

          Projected benefit obligations in excess of plan assets                                    (7,632)                (7,149)

          Unrecognized:

            Net gain                                                                                (2,142)                (3,146)

            Prior Service Cost                                                                        (627)                  (784)
                                                                                             ---------------         --------------

          Pension liability recognized in consolidated balance sheets                  $           (10,401)               (11,079)
                                                                                             ===============         ==============


The above pension liability balance is recorded in the consolidated balance sheets as follows (in thousands):


                                                                                      March 31,
                                                                  --------------------------------------------------

                                                                           1998                        1997
                                                                  ----------------------       ---------------------
           Accrued expenses - employee benefits                   $                938                         771

           Other liabilities                                                     9,463                      10,308
                                                                  ----------------------       ---------------------

                                                                  $             10,401                      11,079
                                                                  ======================       =====================


The pension liability at March 31, 1998 and 1997 reflects the impact of changes in certain assumptions effective during such times as follows:



                                                                                          March 31,
                                                          ---------------------------------------------------------------------

                                                                  1998                     1997                    1996
                                                          ---------------------    --------------------    --------------------
          Discount rate:

              Pension expense                                            7.75%                7.50%                8.75%

              Funded status                                              7.25%                7.75%                7.50%

          Rate of increase in compensation levels                         N/A                  N/A                  N/A


          The expected long-term rate of return on plan assets was 9.25% in the Fiscal Years 1998, 1997 and 1996.

(12)      Other Postretirement Benefits

          The Company provides certain other postretirement benefits for employees, primarily life and health insurance. Full-time employees who have attained age 55 and have at least five years of service are entitled to postretirement health care and life insurance coverage. Postretirement life insurance coverage is provided at no cost to eligible retirees. Special cost sharing arrangements for health care coverage are available to employees whose age plus years of service at the date of retirement equals or exceeds 85 ("Rule of 85"). Any eligible retiree not meeting the Rule of 85 must pay 100% of the required health care insurance premium.

          Effective January 1, 1995, the Company amended the health care plan changing the health care benefit for all employees retiring on or after January 1, 2000. This amendment had the effect of reducing the accumulated postretirement benefit obligation by approximately $3 million. This reduction is reflected as unrecognized prior service cost and is being amortized on a straight line basis over 15.6 years, the average remaining years of service to full eligibility of active plan participants at the date of the amendment.

          The following table sets forth the plan's funded status, reconciled with amounts recognized in the Company's consolidated balance sheets at March 31, 1998 and 1997 (in thousands):

                                                                                           March 31,
                                                                       --------------------------------------------------
                                                                               1998                         1997
                                                                       --------------------         ---------------------
          Accumulated postretirement benefit obligation:



             Retirees                                                 $             2,506                         2,371

             Active plan participants                                               1,260                         1,022
                                                                       --------------------         ---------------------

             Total                                                                  3,766                         3,393

          Plan assets at fair value                                                    --                            --
                                                                       --------------------         ---------------------

          Accumulated postretirement benefit obligation in
             excess of plan assets                                                  3,766                         3,393

          Unrecognized prior service cost                                           2,391                         2,584

          Unrecognized net gain                                                     1,145                         1,694
                                                                       --------------------         ---------------------

          Accrued postretirement benefit cost                         $             7,302                         7,671
                                                                       ====================         =====================



          The estimated current portion of the above accrued postretirement benefit cost is $0.3 million and is included in accrued expenses in the accompanying consolidated balance sheet at March 31, 1998. The remaining $7.0 million is included in the other liabilities section of the consolidated balance sheet.

          Net periodic postretirement benefit cost for the periods indicated included the following components (in thousands):


                                                                                        Year ended March 31,
                                                                -------------------------------------------------------------------
                                                                        1998                     1997                  1996
                                                                --------------------     --------------------   -------------------
    Service cost attributed to service during the period        $                46                       40                    35

    Interest cost in accumulated postretirement benefit
      obligation                                                                266                      250                   317

    Amortization of net gain from earlier periods                               (79)                     (92)                  (67)

    Amortization of prior service cost                                         (194)                    (194)                 (194)
                                                                --------------------     --------------------   -------------------

    Net periodic postretirement benefit cost                    $                39                        4                    91
                                                                ====================     ====================   ===================


          The significant assumptions used in determining postretirement benefit cost and the accumulated postretirement benefit obligation were as follows:



                                                                    March 31,
                                   -------------------------------------------------------------------------

                                           1998                       1997                      1996
                                   ---------------------      --------------------      --------------------
     Discount rate - expense                      7.75%                  7.50%                  8.75%

     Discount rate - APBO                         7.25%                  7.75%                  7.50%



          The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at March 31, 1998 was 9.95% gradually declining to 5.75% in the year 2005 and forward. The effect of a one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of March 31, 1998 by approximately 8%, and the aggregate of the service and interest cost components of net annual postretirement benefit cost by approximately 8%.

          Supplemental Executive Retirement Plan

          In October 1994, the Board of Directors approved a new Supplemental Executive Retirement Plan ("SERP"), which is a defined benefit plan, for certain key executives. Such benefits will be paid from the Company's assets. The unfunded accumulated benefit obligation under this plan is approximately $2.1 million.

(13)      401(k) Defined Contribution Plan

          Effective January 1, 1995, the Company amended its 401(k) defined contribution plan. Eligible participants may contribute up to 15% of their annual compensation subject to maximum amounts established by the Internal Revenue Service and receive a matching employer contribution on amounts contributed. The employer matching contribution is made bi-weekly and equals 2% of annual compensation for all plan participants plus 50% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the Internal Revenue Service. The Company's contribution under this Plan amounted to $3.3 million during Fiscal Year 1998, $3.4 million during Fiscal Year 1997 and $2.8 million during the Fiscal Year 1996.

(14)      Capital Stock

          Effective January 16, 1998, the Company amended and restated its Certificate of Incorporation and approved a recapitalization plan resulting in the conversion of Series A and Series B convertible preferred stock (the "Previously Issued Preferred Stock") into Series AA and Series BB convertible Preferred Stock collectively, ("Preferred Stock"). At March 31, 1998, capital stock consists of Holdings Common Stock ("Common Stock") and Preferred Stock. The Preferred Stock has rights on preferences substantially the same as the Previously Issued Preferred Stock. Each share of Common Stock is entitled to one vote on each matter common shareholders are entitled to vote on. The Preferred Stock has no voting rights. Dividends on the Common Stock and Preferred Stock are discretionary by the Board of Directors. Upon the occurrence of a Liquidation Event (as defined in the amended and restated Certificate of Incorporation), all amounts available for payment or distribution shall first be paid to holders of Series BB preferred stock, then holders of Series AA preferred stock and then to holders of Common Stock. Each share of the Preferred Stock may be converted, at the option of the holder, into shares of Common Stock using conversion ratios and subject to conditions set forth in the Company's Certificate of Incorporation.

(15)      Stock Option Plans

          Effective April 1, 1997 the Company changed its method of accounting for stock based compensation plans from the intrinsic value method of APB 25 to the fair value method established by SFAS 123. Application of the recognition provisions of SFAS 123 is prospective (restatement of prior periods is prohibited). However, SFAS 123 pro forma information for prior years is required. The effects of applying SFAS 123 for either recognizing compensation expense or providing pro forma disclosures are not likely to be representative of the effects on future years.

          Common Stock Option Plan

          In 1993, the Company established the ACG Holdings, Inc. Common Stock Option Plan. This plan, as amended, (the "1993 Common Stock Option Plan") is administered by a committee of the Board of Directors (the "Committee") and provides for granting up to 20,841 shares of Common Stock. On January 16, 1998, the Company established another common stock option plan (the "1998 Common Stock Option Plan"). This plan is administered by the Committee and provides for granting up to 36,939 shares of Common Stock. The 1993 Common Stock Option Plan and the 1998 Common Stock Option Plan are collectively referred to as the "Common Stock Option Plans". Stock options may be granted under the Common Stock Option Plans to officers and other key employees of the Company (the "Participants") at the exercise price per share of Common Stock, as determined at the time of grant by the Committee in its sole discretion. All options are 25% exercisable on the first anniversary date of a grant and vest in additional 25% increments on each of the next three anniversary dates of each grant. All options expire 10 years from date of grant.

          A summary of activity under the Common Stock Option Plans is as follows:
                                                             Options
                                                          --------------

          Outstanding at April 1, 1995                           15,264

             Granted                                              2,497
             Exercised                                               --
             Canceled                                            (1,262)
                                                            -------------

          Outstanding at March 31, 1996                          16,499

             Granted                                              6,015
             Exercised                                               --
             Canceled                                            (3,108)
                                                            -------------

          Outstanding at March 31, 1997                          19,406
             Granted                                             30,014
             Exercised                                          (11,774)
             Canceled                                              (105)
                                                            -------------

          Outstanding at March 31, 1998                          37,541
                                                            =============



         During Fiscal Year 1998, certain common stock option agreements were modified to reprice options previously granted with a $50 exercise price to a $.01 exercise price. Based upon the Board of Directors determination, the new exercise price was not less than the fair market value of such options. Additionally, the options granted in Fiscal Year 1998 were with a $.01 exercise price. The weighted average fair value of options granted at the grant date was $0 for fiscal years ending March 31, 1998, 1997 and 1996. The weighted average remaining contractual life of the options outstanding at March 31, 1998, 1997 and 1996, is 8.5 years, 7.6 years and 7.9 years, respectively. Of the options outstanding; 1,147, 9,004 and 5,507 were exercisable at March 31, 1998, 1997 and 1996, respectively. A total of 8,466 shares of Holdings Common Stock were reserved for issuance, but not granted under the Common Stock Option Plans at March 31, 1998. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for Fiscal Year 1998 and Fiscal Year 1997, respectively: risk-free interest rates of 5.5% and 6.5%; no annual dividend yield; volatility factors of 0; and an expected option life of 5 years.

         For the purposes of Fiscal Year 1997 and Fiscal Year 1996 SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because the fair value of the Company's options equals $0, earnings were the same for Fiscal Year 1997 and Fiscal Year 1996 under both APB 25 and SFAS 123.

         Preferred Stock Option Plan

         In Fiscal Year 1998, the Company established the ACG Holdings, Inc. Preferred Stock Option Plan (the "Preferred Stock Option Plan"). This plan is administered by the Committee and provides for granting up to 583 shares of Holdings Preferred Stock ("Preferred Stock"). Stock options may be granted under this Preferred Stock Option Plan to officers and other key employees of the Company at the exercise price per share of Preferred Stock, as determined at the time of grant by the Committee in its sole discretion. All options are fully vested and are 100% exercisable at the date of grant. All options expire 10 years from date of grant.

         A summary of the Preferred Stock Option Plan is as follows:


                                                         Options
                                                      -------------

   Outstanding at March 31, 1997                              --

      Granted                                                526

      Exercised                                               --

      Canceled                                                --
                                                        ----------

   Outstanding at March 31, 1998                             526
                                                        ==========

         All options were granted with a $1,909 exercise price. The weighted average fair value of options granted at the grant date was $1,091 for Fiscal Year 1998. The weighted average remaining contractual life of the options outstanding at March 31, 1998 is
         9.8 years. The fair value for these options was estimated at the date of grant using a Black- Scholes option pricing model with the following weighted average assumptions for Fiscal Year 1998: risk free interest rate of 5.5%; no annual dividend yield; volatility factors of 0; and an expected option life of 2 years. All of the options outstanding were exercisable at March 31, 1998. A total of 57 shares of Holdings Preferred Stock were reserved for issuance, but not granted under the Preferred Stock Option Plan at March 31, 1998.

         The Company recognized $0.6 million of related compensation expense within Fiscal Year 1998 selling, general and administrative expenses as a result of the SFAS 123 requirements.

(16)     Commitments and Contingencies

         The Company incurred rent expense for Fiscal Year 1998, Fiscal Year 1997 and Fiscal Year 1996 of $6.4 million, $5.4 million and $4.9 million, respectively, under various operating leases. Future minimum rental commitments under existing operating lease arrangements at March 31, 1998 are as follows (in thousands):


           Fiscal Year
           -----------

           1999                             $           6,824

           2000                                         6,152

           2001                                         4,786

           2002                                         2,667

           2003                                         1,377


           Thereafter                                   4,995
                                              -----------------

                 Total                      $          26,801
                                              =================

         The Company has employment agreements with two of its principal officers and five other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at March 31, 1998, excluding bonuses, was approximately $3.3 million.

         On December 21, 1989, Graphics sold CPS, its ink manufacturing operations and facilities. Graphics remains contingently liable under $2.7 million of industrial revenue bonds assumed by CPS.
         CPS assumed these liabilities and has agreed to indemnify Graphics for any resulting obligation and has also provided an irrevocable letter of credit in favor of the holders of such bonds. Accordingly, management believes that any obligation of Graphics under this contingency is unlikely.

         Concurrent with the sale of its ink manufacturing facility, Graphics entered into a long-term ink supply contract with CPS. The supply contract requires Graphics to purchase a significant portion of its ink requirements, within certain limitations and minimums, from CPS. Graphics believes that prices for products under this contract approximate market prices at the time of purchase of such products.

         In the quarter ending December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts which are being recognized as the purchase commitments are achieved. The amount deferred at March 31, 1998 is $19.2 million and is included within other liabilities in the Company's consolidated balance sheet .

         Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA", also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company has a reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at March 31, 1998. The Company believes this amount is adequate to cover such liability.

         The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liability that may arise from such actions will not have a material adverse effect on the consolidated financial statements of the Company.

(17)     Significant Customers

         No single customer represented 10% or more of total sales in the fiscal year ended March 31, 1998 and 1997. Sales to Best Buy Co. for Fiscal Year 1996 amounted to approximately 12.7% of the Company's consolidated sales. Receivables outstanding from these sales were approximately $5.9 million at March 31, 1996.

(18)     Interim Financial Information (Unaudited)

         Quarterly financial information follows (in thousands):


                                                            (a)
                                                            SMC
                                     Quarter as        Discontinued        Revised
                                       Issued           Operations         Quarter
                                    ---------------   ---------------   --------------
Fiscal Year 1998:
    Quarter Ended June 30, 1997:
       Net Sales                       $ 126,128                --           126,128
       Gross Profit                    $  17,028                --            17,028
       Net Loss                        $  (4,950)               --            (4,950)

    Quarter Ended September 30, 1997:
       Net Sales                         135,609                --           135,609
       Gross Profit                       17,863                --            17,863
       Net Loss                           (6,404)               --            (6,404)

    Quarter Ended December 31, 1997:
       Net Sales                         145,748                --           145,748
       Gross Profit                       20,370                --            20,370
       Net Loss                           (2,285)               --            (2,285)

    Quarter Ended March 31, 1998:
       Net Sales                         125,850                --           125,850
       Gross Profit                       16,667                --            16,667
       Net Loss                          (16,256)               --           (16,256)

Totals:
       Net Sales                       $ 533,335                --           533,335
       Gross Profit                    $  71,928                --            71,928
       Net Loss                        $ (29,895)               --           (29,895)

Fiscal Year 1997:

    Quarter Ended June 30, 1996:
       Net Sales                       $ 139,704            (1,603)          138,101
       Gross Profit                    $  15,393              (624)           14,769
       Net Loss                        $  (7,604)               --            (7,604)

    Quarter Ended September 30, 1996:
       Net Sales                        138,495             (2,705)          135,790
       Gross Profit                      17,490             (1,167)           16,323
       Net Loss                          (7,548)                --            (7,548)

    Quarter Ended December 31, 1996:
       Net Sales                        136,472             (1,153)          135,319
       Gross Profit                      19,719               (159)           19,560
       Net Income                        (4,339)                --            (4,339)

    Quarter Ended March 31, 1997:
       Net Sales                        119,666             (4,325)          115,341
       Gross Profit                      15,915             (1,896)           14,019
       Net Loss                         (12,212)                --           (12,212)

Totals:
      Net Sales                       $ 534,337             (9,786)          524,551
      Gross Profit                    $  68,517             (3,846)           64,671
      Net Loss                        $ (31,703)                --           (31,703)


(a) In February 1997, the Company shut down the operations of its wholly-owned subsidiary SMC. The resulting effect of this change is a retroactive restatement of Fiscal Year 1997, reclassifying SMC's results of operations to Discontinued Operations (see note 5).

(19)     Restructuring Costs and Other Special Charges

         Restructuring Costs:
         Printing In January 1998, the Company approved a plan for its printing division which was designed to improve responsiveness to customer requirements, increase asset utilization and reduce overhead costs. The cost of this plan is being accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The pretax costs of $3.9 million which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs - see below) includes $3.3 million of employee termination costs and $0.6 million of relocation and other transition expenses. This restructuring charge was recorded in the quarter March 31, 1998. The majority of these costs will be paid or settled before March 31, 1999.

         American Color In April 1995, the Company implemented a plan for its American Color division which was designed to improve productivity, increase customer service and responsiveness, and provide increased growth in the digital imaging and prepress services business. The cost of this plan was accounted for in accordance with the guidance set forth in EITF 94-3. The pretax costs of $5 million which were incurred as a part of this plan (excluding other special charges related to asset write-offs and write-downs - see below) represent employee termination, goodwill write-down and other related costs that were incurred as a direct result of the plan. Approximately $0.9 million of restructuring costs primarily related to relocation expenses were recognized in Fiscal Year 1997. In Fiscal Year 1996 the Company recognized $4.1 million of such restructuring charges, which included $0.9 million of goodwill write-down related to certain facilities that were either shut down or relocated in conjunction with the American Color restructuring and $3.2 million primarily for severance and other personnel related costs.

         Other Special Charges:
         During the quarter ended March 31, 1998, the Company recorded special charges totaling $1.7 million to adjust the carrying values of idle, disposed and under-performing assets of the Company's printing sector to estimated fair values. The provision was based on a review of Company long-lived assets in accordance with FASB 121. Fair value was based on the Company's estimate of held and used and idle assets based on current market conditions using the best information available.

         During Fiscal Year 1997 and Fiscal Year 1996, the Company recorded special charges totaling $1.9 million and $3.4 million, respectively, for impaired long-lived assets and to adjust the carrying values of idle, disposed and under performing assets to estimated fair values. The provisions were based on a review of long-lived assets in connection with the adoption of FASB 121. Of the Fiscal Year 1997 total long-lived assets that were adjusted based on being idle, disposed of or under performing, approximately $0.4 million and $1.5 million related to the printing and American Color sectors, respectively. Fair value was based on the Company's estimate of held and used and idle assets based on current market conditions using the best information available. Approximately $2 million of the Fiscal Year 1996 total related to the printing sector's long-lived assets, respectively that were adjusted based on being idle, disposed of or under performing. The remaining $1.4 million of the Fiscal Year 1996 total related to the American Color sector. The estimated undiscounted future cash flows attributable to certain American Color division identifiable long-lived assets held and used was less than their carrying value principally as a result of high levels of ongoing technological change. The methodology used to assess the recoverability of the American Color sector long-lived assets involved projecting aggregate cash flows. Based on this evaluation, the Company determined in Fiscal Year 1996 that long-lived assets with a carrying amount of $2.2 million were impaired and such assets were then written down by $1.4 million to their fair value. Fair value was based on Company estimates and appraisals.

         These special charges are classified within restructuring costs and other special charges in the consolidated statements of operations.

(20)     Non-recurring Charge Related to Terminated Merger

         The Company recognized $1.5 million of expenses related to a terminated merger in Fiscal Year 1996.

(21)     Non-recurring Charge Related to Resignation of Former Chief Executive
         Officer

         A non-recurring charge of $1.9 million relating to the resignation of the Company's former Chief Executive Officer was recorded in Fiscal Year 1997, and is classified as a selling, general and administrative expense. Payments under the related agreement continue through 2001, subject to certain requirements.

(22)     Summarized Financial Information of American Color Graphics, Inc.

         Summary financial information for Holdings' wholly-owned subsidiary, American Color Graphics, Inc., is as follows (in thousands):



                                                                         March 31,
                                                      ------------------------------------------------

                                                              1998                       1997
                                                      ---------------------      ---------------------
       Balance sheet data:

       Current assets                                 $            80,163                     70,077

       Noncurrent assets                                          249,795                    263,898

       Current liabilities                                         69,176                     78,675

       Noncurrent liabilities                                     367,490                    331,618




                                                                        Year ended March 31,
                                                  ----------------------------------------------------------------

                                                          1998                   1997                  1996
                                                  ---------------------   -------------------   ------------------
      Statement of operations data:

      Sales                                      $             533,335               524,551              529,523

      Operating income                                          12,103                10,372               12,716

      Net loss                                                 (29,895)              (31,703)             (29,327)


(23)      Subsequent Events

          On May 8, 1998, the Company completed a refinancing transaction which included the following: (1) the Company entered into a $145 million credit facility with Bankers Trust Company, Morgan Stanley Senior Funding, Inc., General Electric Capital Corporation and a syndicate of lenders (the "Amended and Restated Credit Agreement") providing for a $70 million revolving credit facility which is not subject to a borrowing base limitation (the "New Revolving Credit Facility") maturing on March 31, 2004, a $25 million amortizing term loan facility maturing on March 31, 2004 (the "A Term Loan Facility") and a $50 million amortizing term loan facility maturing on March 31, 2005 (the "B Term Loan Facility"); (2) the repayment of all $57.0 million of indebtedness outstanding under the existing Bank Credit Agreement ($65.2 million was outstanding at March 31, 1998) (plus $0.4 million of accrued interest to the date of repayment); (3) the repayment of all $25.0 million of indebtedness outstanding under the existing Term Loan Facility (plus $0.6 million of accrued interest to the date of repayment) and (4) the payment of approximately $2.2 million in fees and expenses associated with the refinancing transaction. In addition, the Company will record an extraordinary loss related to early extinguishment of debt of $4.0 million, net of taxes associated with the write-off of refinanced indebtedness deferred financing costs in the first quarter of the fiscal year ending March 31, 1999.

          Interest under the Amended and Restated Credit Agreement is floating based upon existing market rates plus agreed upon margin levels. In addition, the Company is obligated to pay specific commitment and letter of credit fees. Such margin levels and fees reduce over the term of the agreement subject to the achievement of certain Leverage Ratio measures.

          Borrowings under the Amended and Restated Credit Agreement are secured by substantially all of the Company's assets. In addition, Holdings has guaranteed the indebtedness under the Amended and Restated Credit Agreement, which guarantee is secured by a pledge of all of Graphics' and its subsidiaries' stock. The new agreement (1) requires satisfaction of certain financial covenants including Minimum Consolidated EBITDA, Consolidated Interest Coverage Ratio and Leverage Ratio requirements, (2) requires prepayments in certain circumstances including excess cash flows, proceeds from asset dispositions in excess of prescribed levels and certain capital structure transactions and
          (3) contains various restrictions and limitations on the following items: (a) the level of capital spending, (b) the incurrence of additional indebtedness, (c) mergers, acquisitions, investments and similar transactions and (d) dividends and other distributions. In addition, the agreement includes various other customary affirmative and negative covenants. Graphics' ability to pay dividends or lend funds to Holdings is restricted substantially to the same extent as under the Bank Credit Agreement (see note 1 for a discussion of those restrictions).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The following table provides certain information about each of the current directors and executive officers of Holdings and Graphics (ages as of March 31, 1998). All directors hold office until their successors are duly elected and qualified.

    Name                      Age    Position with Graphics and Holdings
    ----                      ---    -----------------------------------

    Stephen M. Dyott          46     Chairman, President, Chief Executive
                                     Officer and Director
    Michael M. Janson         49     Director
    Eric T. Fry               31     Director
    Joseph M. Milano          45     Executive Vice President and Chief
                                     Financial Officer
    Malcolm J. Anderson       59     Executive Vice President Operations of
                                     Graphics
    Terrence M. Ray           45     President/Chief Operating Officer of
                                     American Color
    Timothy M. Davis          43     Senior Vice President-Administration,
                                     Secretary and General Counsel
    Patrick W. Kellick        40     Senior Vice President/Corporate
                                     Controller and Assistant Secretary

Stephen M. Dyott - Chairman and Chief Executive Officer of Graphics and Holdings since September 1996; President of Holdings since February 1995; Director of Graphics and Holdings since September 1994; Chief Operating Officer of Holdings from February 1995 to September 1996 and Chief Operating Officer of Graphics from 1991 to September 1996; President of Graphics since 1991; Vice President and General Manager - Flexible Packaging, American National Can Company ("ANCC") from 1988 to 1991; Vice President and General Manager - Tube Packaging, ANCC from 1985 to 1987.

Michael M. Janson - Director of Holdings and Graphics since February 1998; Managing Director of the general partner of Morgan Stanley Capital Partners ("MSCP") and of Morgan Stanley Dean Witter & Co. ("MWD"); 1987 joined Morgan Stanley & Co., Incorporated ("MS&Co."); 1997 joined the Private Equity Group of MWD; Managing Director in MS&Co.'s High Yield Capital Markets Department before joining the Private Equity Group; Director of Jefferson Smurfit Corporation and Renaissance Media Group.

Eric T. Fry - Director of Graphics and Holdings since March 1996. Vice President of the general partner of MSCP and MWD. Joined MS&Co. in 1989, initially in the Mergers and Acquisitions Department and from 1991 to 1992 in the Private Equity Group. From 1992 to 1994 attended Harvard Business School and received an MBA. Rejoined MS&Co.'s Private Equity Group in 1994. Director of Enterprise Reinsurance Holdings Corporation, Vanguard Health Systems, Inc. and LifeTrust America, L.L.C.

Joseph M. Milano - Executive Vice President and Chief Financial Officer of Holdings and Graphics from 1997 to 1998; Senior Vice President and Chief Financial Officer of Holdings and Graphics from 1994 to 1997; Vice President - Finance of Holdings and Graphics from 1992 to 1994; Vice President and Chief Financial Officer, Farrel Corporation, 1989 to 1992; Vice President and Chief Financial Officer, Electronic Mail Corporation of America from 1984 to 1988.

Malcolm J. Anderson - Executive Vice President Operations of Graphics since 1996; Senior Vice President Operations of Graphics from 1993 to 1996; President, Plastic Products Division of Kerr Group, Inc. from 1989 to 1993; Vice President Manufacturing - Flexible Packing, American National Can Company from 1982 to 1989; Vice President, Eastern Division General Manager of Sinclair and Valentine Ink Company from 1980 to 1982.

Terrence M. Ray - President and Chief Operating Officer of American Color since August 1996; Executive Vice President of American Color from March 1996 to July 1996; Executive Vice President of Wace USA, Inc. from April 1994 to February 1996; Group Vice President, Chicago Group of Wace USA, Inc. from January 1992 to March 1994; Vice President, Secretary and Chief Financial Officer of Wace USA, Inc., 1988 to 1992.

Timothy M. Davis - Senior Vice President - Administration, Secretary and General Counsel of Holdings and Graphics since 1989; Assistant General Counsel of MacMillan, Inc. and counsel to affiliates of Maxwell
Communication Corporation North America, January 1989 to June 1989. Attorney in private practice from 1981 to 1989.

Patrick W. Kellick - Senior Vice President/Corporate Controller of
Holdings and Graphics from 1997 to 1998; Vice President/Corporate Controller of Holdings and Graphics from 1989 to 1997; Corporate
Controller of Graphics since 1987, and Assistant Secretary of Holdings and Graphics since 1995; various financial positions with Williams Precious Metals (a division of Brush Wellman, Inc.) from 1984 to 1987, including CFO from 1986 to 1987; Auditor with KPMG from 1979 to 1984.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information concerning compensation paid for services to Holdings and Graphics during the fiscal years ended March 31, 1998, 1997 and 1996 to the Chief Executive Officers and the four other most highly compensated executive officers (the "Named Executive Officers") of Holdings and/or Graphics.

                        Summary Compensation Table


                                                       Annual Compensation              Long-Term Compensation
                                                  ----------------------------   ------------------------------------
                                                                                         Awards             Payouts
                                                                                 -----------------------  -----------
                                                                                              Securities
                                                                        Other                   Under-
                                                                       Annual    Restricted     lying                   All Other
   Name and Principal                                                  Compen-     Stock      Options/        LTIP       Compen-
       Position                   Period           Salary     Bonus    sation     Award(s)    SAR's (#)     Payouts      sation
---------------------------  ------------------   --------   --------  -------   ----------   ----------  -----------   ---------
Stephen M. Dyott              Fiscal Year 1998    $475,000   $525,000      --        --          14,762        --           --
President, Chief Operating    Fiscal Year 1997    $463,462   $350,000      --        --           1,761        --           --
Officer & Director            Fiscal Year 1996    $450,000   $250,000      --        --             380        --           --
thru 09/96
Chairman, President and
Chief Executive Officer &
Director 09/96 forward


Joseph M. Milano              Fiscal Year 1998    $275,000   $290,000      --        --           7,381        --           --
Senior Vice President &       Fiscal Year 1997    $260,097   $150,000      --        --             760        --           --
Chief Financial Officer       Fiscal Year 1996    $228,923   $125,000      --        --             614        --           --


Malcolm J. Anderson           Fiscal Year 1998    $230,000   $200,000      --        --           1,809        --           --
Executive Vice President      Fiscal Year 1997    $230,000   $105,000      --        --             125        --           --
Operations Graphics           Fiscal Year 1996    $212,693   $ 70,000      --        --              --        --       $38,504 (a)


Timothy M. Davis              Fiscal Year 1998    $233,200   $160,000      --        --           3,706        --           --
Senior Vice President         Fiscal Year 1997    $220,562   $110,000      --        --             290        --           --
Administration,               Fiscal Year 1996    $209,923   $106,000      --        --              --        --           --
Secretary & General Counsel


Terrence M. Ray               Fiscal Year 1998    $246,490   $ 35,000      --        --           3,618        --       $50,000 (a)
President/Chief               Fiscal Year 1997    $230,000   $ 50,000      --        --           1,447        --       $14,550 (a)
Operating Officer             Fiscal Year 1996    $ 20,962   $  6,000      --        --              --        --           --
American Color

-------------------------
(a)  Represents relocation expense reimbursements.




The following table presents information concerning the options granted to the Named Executive Officers during the last fiscal year. All outstanding options issued prior to April 8, 1993 were canceled in connection with the 1993 Acquisition.



                   Option/SAR Grants in Last Fiscal Year

                                                                                                 Potential
                                                                                              Realizable Value
                                                                                             at Assumed Annual
                                                                                               Rates of Stock
                                                                                             Price Appreciation
                                         Individual Grants                                    for Option Term
-----------------------------------------------------------------------------------   -----------------------------
                                             % of Total
                                              Options/
                             Number of         SAR's
                            Securities       Granted to
                            Underlying       Employees     Exercise or
                           Options/SAR's     in Fiscal      Base Price   Expiration     0%($)     5%($)     10%($)
         Name               Granted (#)      Year 1998        ($/sh)        Date         (h)       (h)*      (h)*
---------------------      -------------     ----------    -----------   ----------   --------   -------   --------
Common Plan (a)

  Stephen M. Dyott          14,470 (b)            32%           .01           (b)        --         --         --

  Joseph M. Milano           7,235 (c)            16%           .01           (c)        --         --         --

  Malcolm J. Anderson        1,809 (d)             4%           .01           (d)        --         --         --

  Timothy M. Davis           3,618 (e)             8%           .01           (e)        --         --         --

  Terrence M. Ray            3,618 (f)             8%           .01           (f)        --         --         --


         * The Common Stock had no value at the date of grant and as such, the potential realizable value is zero.


Preferred Plan (g)
  Stephen M. Dyott             292                55%        1,908.76    01/19/2008    318,642    870,522   1,711,482

  Joseph M. Milano             146                28%        1,908.76    01/19/2008    159,321    435,261     855,741

  Timothy M. Davis              88                17%        1,908.76    01/19/2008     96,029    262,349     515,789




------------
(a) All options will become 25 percent exercisable on the first anniversary date from each option's respective date of grant and are scheduled to vest in additional 25 percent increments on each of the next three anniversary dates from each option's date of grant.

(b) 14,470 options consists of: 9,170 options granted 01/19/98 with an expiration of 01/19/2008 and the following options granted with a $50 exercise price per option, repriced January 16, 1998 to a $.01 exercise price per option: 1,761 options granted 10/01/96 with an expiration of 10/01/2006; 380 options granted 10/01/95 with an expiration of 10/01/2005;
     859 options granted 09/01/94 with an expiration of 09/01/2004 and 2,300 options granted 04/01/93 with an expiration of 04/01/2003.

(c) 7,235 options consists of 5,071 options granted 01/19/98 with an expiration of 01/19/2008 and the following options granted with a $50 exercise price per option, repriced January 16, 1998 to a $.01 exercise price per option: 760 options granted 10/01/96 with an expiration of 10/01/2006; 614 options granted 10/01/95 with an expiration of 10/01/2005; 688 options granted 09/01/94 with an expiration of 09/01/2004 and 102 options granted 04/01/93 with an expiration of 04/01/2003.

(d) 1,809 options consists of: 1,158 options granted 01/19/98 with an expiration of 01/19/2008 and the following options granted with a $50 exercise price per option, repriced January 16, 1998 to a $.01 exercise price per option: 125 options granted 10/01/96 with an expiration of 10/01/2006 and 526 options granted 09/01/94 with an expiration of 09/01/2004.

(e) 3,618 options consists of: 2,538 options granted 01/19/98 with an expiration of 01/19/2008 and the following options granted with a $50 exercise price per option, repriced January 16, 1998 to a $.01 exercise price per option: 290 options granted 10/01/96 with an expiration of 10/01/2006; 535 options granted 09/01/94 with an expiration of 09/01/2004 and 255 options granted 04/01/93 with an expiration of 04/01/2003.

(f) 3,618 options consists of: 2,171 options granted 01/19/98 with an expiration of 01/19/2008 and the following options granted with a $50 exercise price per option, repriced January 16, 1998 to a $.01 exercise price per option: 1,447 options granted 10/01/96 with an expiration of 10/01/2006.

(g)  All options vested and were exercisable at the date of grant.

(h) The potential realizable value shown in the table is based on hypothetical increases in the estimated fair market value of the common and preferred stock of Holdings ("Holdings Common Stock") over the terms of the options, assuming 0%, 5% and 10% growth in such fair market value. These estimates of potential realizable value have been prepared pursuant to the rules of the Commission and are not necessarily indicative of the amount that would have been utilized upon exercise of the options had such options remained outstanding.


The following table presents information concerning the fiscal year-end value of unexercised stock options held by the Named Executive Officers.

            Aggregated Option/SAR Exercises in Last Fiscal Year
                   and Fiscal Year-End Option/SAR Values

                                                                             Number of Securities          Value of Unexercised
                                                                            Underlying Unexercised         In-the-Money Options/
                                 Shares Acquired           Value          Options/SAR's at 3/31/98           SAR's at 3/31/98
                                 on Exercise (#)        Realized($)       Exercisable/Unexercisable      Exercisable/Unexercisable
                              ---------------------   ---------------   -----------------------------    -------------------------
Common Plan (a)
     Stephen M. Dyott               3,574.50                35.75                  0 / 10,896                       (a)
     Joseph M. Milano               1,115.00                11.15                   0 / 6,120                       (a)
     Malcolm J. Anderson              425.75                 4.26                   0 / 1,383                       (a)
     Timothy M. Davis                 728.75                 7.28                   0 / 2,889                       (a)
     Terrence M. Ray                  361.75                 3.62                   0 / 3,256                       (a)

Preferred Plan (b)
     Stephen M. Dyott                  --                    --                       292 / 0                       (b)
     Joseph M. Milano                  --                    --                       146 / 0                       (b)
     Timothy M. Davis                  --                    --                        88 / 0                       (b)


(a) Holdings Common Stock has not been registered or publicly traded and, therefore a public market price of the stock is not available. At
     March 31, 1998, the Company believes fair market value to be $0 per share of Common Stock.

(b) Holdings Preferred Stock has not been registered or publicly traded and, therefore a public market price of the stock is not available. At
     March 31, 1998, the Company believes fair market value to be $3,000 per share of Preferred Stock.



Pension Plan

Graphics sponsors the American Color Graphics, Inc. Salaried Employees' Pension Plan (the "Pension Plan"), a defined benefit pension plan covering full-time salaried employees of Graphics who had at least one year of service as of December 31, 1994. The basic benefit payable under the Pension Plan is a five-year certain single life annuity equivalent to (a) 1% of a participant's "final average monthly compensation" plus (b) 0.6% of a participant's "final average monthly compensation" in excess of 40% of the monthly maximum Social Security wage base in the year of retirement multiplied by years of credited service (not to exceed 30 years of service). For purposes of the Pension Plan, "final average compensation" (which, for the Named Executive Officers, is reflected in the salary and bonus columns of the Summary Compensation Table) means the average of a participant's five highest consecutive calendar years of total earnings (which includes bonuses) from the last 10 years of service. The maximum monthly benefit payable from the Pension Plan is $5,000.

The basic benefit under the Pension Plan is payable upon completion of five years of vesting service and retirement on or after attaining age 65. Participants may elect early retirement under the Pension Plan upon completion of five years of vesting service and the attainment of age 55, and receive the basic benefit reduced by 0.4167% for each month that the benefit commencement date precedes the attainment of age 65. A deferred vested benefit is available to those participants who separate from service before retirement, provided the participant has at least five years of vesting service.

In October 1994, the Board of Directors approved an amendment to the Pension Plan which resulted in the freezing of additional defined benefits for future services under such plan effective January 1, 1995 (see note 11 to the Company's consolidated financial statements).

At March 31, 1998, all of the Named Executive Officers with the exception of Malcolm J. Anderson and Terrence M. Ray had vested in the pension plan. At March 31, 1998, the Named Executive Officers had the following amounts of credited service (original hire date through January 1, 1995) and annual benefit payable upon retirement at age 65 under the Pension
Plan: Stephen M. Dyott (3 years, 3 months; $8,220), Joseph M. Milano (2 years, 7 months; $5,820), Malcolm J. Anderson (1 year, 3 months; $2,820), and Timothy M. Davis (5 years, 5 months; $11,700).

Supplemental Executive Retirement Plan

In October 1994, the Board of Directors approved a new SERP, which is a defined benefit plan, for the Named Executive Officers and certain other key executives. The plan provides for a basic annual benefit payable upon completion of five years vesting service (April 1, 1994 through March 31, 1999 for Messrs. Dyott, Milano, Anderson and Davis and April 1, 1996, through March 31, 2001 for Mr. Ray) and retirement on or after attaining age 65 or the present value of such benefit at an earlier date under certain circumstances, if elected. The Named Executive Officers have the following basic annual benefit payable under this plan at age 65:

         Stephen M. Dyott                             $100,000
         Joseph M. Milano                             $100,000
         Malcolm J. Anderson                          $ 50,000
         Timothy M. Davis                             $ 75,000
         Terrence  M. Ray                             $ 50,000

Such benefits will be paid from the Company's assets (see note 12 to the Company's consolidated financial statements).

Compensation of Directors

Directors of Holdings and Graphics do not receive a salary or an annual retainer for their services but are reimbursed for expenses incurred with respect to such services.

Employment Agreements

In connection with the 1993 Acquisition, Graphics entered into a new employment agreement with Stephen M. Dyott (the "New Employment
Agreement"). The New Employment Agreement for Mr. Dyott superseded previous employment agreements.

The New Employment Agreement has been amended so that it has a term of four years commencing as of the effective time Acquisition Corp. merged with and into Holdings (the "Effective Time"). The term under the New Employment Agreement is automatically extended at the end of the then current term for one-year periods absent two year's notice of an intent not to renew. The New Employment Agreement provides for the payment of an annual salary and an annual bonus pursuant to a plan adopted following the 1993 Acquisition. In addition, under the New Employment Agreement, Mr. Dyott is eligible to receive all other employee benefits and perquisites made available to Graphics' senior executives generally.

Under the New Employment Agreement, if the employee's employment is terminated by Graphics "without cause" ("cause", as defined in the New Employment Agreement, means a material breach by the employee of his obligations under the New Employment Agreement; continued failure or refusal of the employee to substantially perform his duties to Graphics; a willful and material violation of Federal or state law applicable to Graphics or the employee's conviction of a felony or perpetration of a common law fraud; or other willful misconduct that is injurious to Graphics) or by the employee for "good reason" (which, as defined in the New Employment Agreement, means a decrease in base pay or a failure by Graphics to pay material compensation due and payable; a material diminution of the employee's responsibilities or title; a material change in the employee's principal employment location; or a material breach by Graphics of a material term of the New Employment Agreement), the employee will be entitled to salary continuation payments (and certain other benefits) through the greater of the remainder of the scheduled term and a period of two years beginning on the date of termination. The New Employment Agreement also provides for post-employment non-solicitation, non-competition and confidentiality covenants.

Graphics entered into an employment agreement with Terrence M. Ray on August 18, 1997, (the "Agreement"). The Agreement has a term of three years commencing with the date of the Agreement and that term shall be automatically extended for one year periods absent one year's notice of an intent not to renew. The Agreement provides for the payment of an annual salary and an annual bonus pursuant to an executive bonus plan adopted by American Color. In addition, under the Agreement, Mr. Ray is eligible to receive all other employee benefits and prerequisites made available to Graphics' senior executives generally.

In addition, Graphics has entered into severance agreements with Joseph M. Milano, Malcolm J. Anderson and Timothy M. Davis. These agreements provide that if the employee's employment is terminated by Graphics "without cause", as defined above, or by the employee for "good reason", as defined above, the employee will be entitled to salary continuation payments (and certain other benefits) for up to two years beginning on the date of termination.

James T. Sullivan resigned as Chairman of the Board and Chief Executive Officer and as a director and employee of Holdings effective as of September 18, 1996 (the "Effective Date"). For the period commencing on the Effective Date and ending on April 8, 1999, Mr. Sullivan will hold the title of Vice Chairman of Holdings. Mr. Sullivan will receive salary continuation payments at an annual rate of $0.6 million through April 8, 1999. For two years thereafter, Mr. Sullivan will be engaged as a consultant to Holdings for which he will be paid an annual fee of $0.2 million. Under the terms of his resignation agreement, Mr. Sullivan will be entitled, through April 8, 1999, to continue to participate in certain employee benefit plans provided by Holdings to its employees generally. Mr. Sullivan also received payment of his full supplemental retirement benefit under the American Color Graphics, Inc. Supplement Executive Retirement Plan. Mr. Sullivan's resignation agreement also contains certain noncompetition and other restrictive covenants.

Compensation Committee Interlocks and Insider Participation

The Company has not maintained a formal compensation committee since the 1993 Acquisition. Mr. Dyott sets compensation in conjunction with the Board of Directors.

Repriced Options

During 1998, certain common stock option agreements were modified to reprice options previously granted with a $50 exercise price to a $.01 exercise price. Based upon the Board of Directors determination, the new exercise price was not less than the fair market value of such options. See note 15 to the Company's consolidated financial Statements.

The following table presents information concerning all repricing of options and SARs held by any executive officer during the last ten completed fiscal years.

                     Ten Year Option / SAR Repricings


                                   Number of
                                   Securities      Market                                      Length of
                                   Underlying     Price of                                  Original Option
                                    Options/      Stock at        Exercise                       Term
                                      SARs         Time of        Price at       New         Remaining at
                                   Repriced or   Repricing or     Time of       Exercise        Date of
                                     Amended      Amendment       Repricing      Price        Repricing or
       Name              Date          (#)           ($)             ($)          ($)          Amendment
---------------------  --------    -----------   ------------     ---------     --------    ---------------
Stephen M. Dyott       01/16/98        1,761           --             50            .01       8 yrs. 6 mo.
Chairman, President,   01/16/98          380           --             50            .01       7 yrs. 6 mo.
Chief Executive        01/16/98          859           --             50            .01       6 yrs. 5 mo.
Officer and Director   01/16/98        2,300           --             50            .01       5 yrs. 0 mo.

Joseph M. Milano       01/16/98          760           --             50            .01       8 yrs. 6 mo.
Executive Vice         01/16/98          614           --             50            .01       7 yrs. 6 mo.
President and Chief    01/16/98          688           --             50            .01       6 yrs. 5 mo.
Financial Officer      01/16/98          102           --             50            .01       5 yrs. 0 mo.

Malcolm J. Anderson    01/16/98          125           --             50            .01       8 yrs. 6 mo.
Executive Vice         01/16/98          526           --             50            .01       6 yrs. 5 mo.
President Operations
of Graphics

Timothy M. Davis       01/16/98          290           --             50            .01       8 yrs. 6 mo.
Senior Vice            01/16/98          535           --             50            .01       6 yrs. 5 mo.
President-             01/16/98          255           --             50            .01       5 yrs. 0 mo.
Administration,
Secretary and
General Counsel

Terrence M. Ray        01/16/98        1,447           --             50            .01       8 yrs. 6 mo.
President/Chief
Operating Officer
of American Color

Patrick W. Kellick     01/16/98          257           --             50            .01       8 yrs. 6 mo.
Senior Vice            01/16/98          105           --             50            .01       6 yrs. 5 mo.
President/Corporate
Controller and
Assistant Secretary



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 31, 1998, concerning the persons having beneficial ownership of more than five percent of the capital stock of Holdings and the ownership thereof by each director of Holdings and by all current officers of Holdings as a group. Each holder below has sole voting power and sole investment power over the shares designated below.



                                        Shares of Holdings         Percent        Shares of Holdings       Percent
Name                                        Common Stock          of Class          Preferred Stock       of Class
----                                    ------------------        --------        ------------------      --------
The Morgan Stanley Leveraged Equity
Fund II, L.P.
1221 Ave. of the Americas
New York, NY 10020                             59,450               44.1                  2,727             52.0

MSCP Entities
1221 Ave. of the Americas
New York, NY 10020                             23,333               17.3                  1,070             20.4

First Plaza Group Trust
c/o Mellon Bank, N.A.
1 Mellon Bank Center
Pittsburgh, PA 15258                           17,000               12.6                    780             14.8

Leeway & Co.
c/o State Street
Master Trust Div. W6
One Enterprise Drive
North Quincy, MA 02171                         10,667                7.9                    489              9.3

Stephen M. Dyott                                4,075                3.0                    315 (1)          5.7 (1)

Michael M. Janson                                  --                 --                     --               --

Eric T. Fry                                        --                 --                     --               --

All current directors and
 officers as a group                            8,854                6.6                    554 (2)          9.6 (2)


------------
(1)  Includes 292 preferred stock options exercisable within 60 days.
(2)  Includes 526 preferred stock options exercisable within 60 days.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The 1993 Acquisition

On the Acquisition Date, MSLEF II and the Purchasing Group invested $40 million in Holdings and acquired control of Holdings and Graphics.

Pursuant to the Merger Agreement, (i) MSLEF II and the Purchasing Group made a $40 million equity investment in Holdings and acquired (a) 90% of the outstanding Holdings Common Stock and (b) all the outstanding shares of the preferred stock of Holdings (the "Holdings Preferred Stock"), with a total preference of $40 million and which, under certain circumstances, is convertible into shares of Holdings Common Stock; and (ii) Golder, Thoma, & Cressey, an Illinois limited partnership ("GTC") and its affiliates received 4,987 shares of Holdings Common Stock.

MSLEF II is an investment fund affiliated with MWD. MWD is a holding company that, through its subsidiaries, is a major international financial services firm. In addition, two of the current directors of Holdings are employees of Morgan Stanley & Co. Incorporated, an affiliate of MSLEF II and also a subsidiary of MWD. As a result of these relationships, MWD may be deemed to control the management and policies of Graphics and Holdings. In addition, MWD may be deemed to control matters requiring shareholders' approval, including the election of all directors, the adoption of amendments to the Certificates of Incorporation of Holdings and Graphics and the approval of mergers and sales of all or substantially all of Graphics' and Holdings' assets.

Management Equity Participation. In connection with the 1993 Acquisition, certain members of the Company's management at that time, including James
T.  Sullivan and Stephen M.  Dyott (collectively, the "Management
Investors"), invested an aggregate of approximately $2.3 million in Holdings and received an aggregate of 3,700 shares of Holdings Common Stock and 185 shares of Holdings Preferred Stock.

Each Management Investor also entered into a Management Equity Agreement, dated as of April 8, 1993, with Holdings (collectively, the "Management Agreements"), pursuant to which, if a Management Investor's employment with the Company terminates for any reason, Holdings has the right to repurchase any of the shares of Holdings Common Stock and Holdings Preferred Stock held by such Management Investor at a price per share equal to the "Threshold Amount" (as defined in section 4.2(d)(ix) of Holdings' Certificate of Incorporation) applicable to such shares at such time divided by the number of shares of Holdings Preferred Stock outstanding at such time. In the case of shares of Holdings Common Stock held by such Management Investor, the repurchase price will be equal to fair market value. The payment of the repurchase price may be deferred (with interest) if the making of such payment would cause Holdings to violate any debt covenant or provision of applicable law, or if the Board of Directors of Holdings determines that Holdings is not financially capable of making such payment.

Stockholders' Agreement. In connection with the 1993 Acquisition, Holdings, MSLEF II, each of the members of the Purchasing Group, the GTC Funds, certain other stockholders of Holdings who were stockholders of Holdings immediately prior to the Merger Agreement (such stockholders, together with the GTC Funds, being referred to as the "Existing Holders") and GTC entered into a Stockholders' Agreement, dated as of April 8, 1993 (the "Stockholders' Agreement"). The Stockholders' Agreement includes provisions requiring the delivery of certain shares of Holdings Common Stock from the Purchasing Group to Holdings, depending upon the return realized by the members of the Purchasing Group on their investment, and thereafter from Holdings to the Existing Holders. Depending upon the returns realized by the members of the Purchasing Group on their investment, their interest in the Holdings Common Stock could be reduced and the interest of the Existing Holders could be increased as set forth in the Stockholders' Agreement.

Tax Sharing Agreement

Holdings and Graphics are parties to a tax sharing agreement effective July 27, 1989. Under the terms of the agreement, Graphics (whose income is consolidated with that of Holdings for federal income tax purposes) is liable to Holdings for amounts representing federal income taxes calculated on a "stand-alone basis". Each year Graphics pays to Holdings the lesser of (i) Graphics' federal tax liability computed on a stand-alone basis and
(ii) its allocable share of the federal tax liability of the consolidated group. Accordingly, Holdings is not currently reimbursed for the separate tax liability of Graphics to the extent Holdings' losses reduce consolidated tax liability. Reimbursement for the use of such Holdings' losses will occur when the losses may be used to offset Holdings' income computed on a stand-alone basis. Graphics has also agreed to reimburse Holdings in the event of any adjustment (including interest or penalties) to consolidated income tax returns based upon Graphics' obligations with respect thereto. No reimbursement obligation currently exists between Graphics and Holdings. Also under the terms of the tax sharing agreement, Holdings has agreed to reimburse Graphics for refundable federal income tax equal to an amount which would be refundable to Graphics had Graphics filed separate federal income tax returns for all years under the agreement. Graphics and Holdings have also agreed to treat foreign, state and local income and franchise taxes for which there is consolidated or combined reporting in a manner consistent with the treatment of federal income taxes as described above.

Shakopee Merger

In December 1994, Graphics and Shakopee entered into an agreement pursuant to which they agreed in principle to the terms of the Shakopee Merger and to negotiate definitive agreements with respect thereto. Prior to the consummation of the Shakopee Merger, the MSCP III Entities owned a majority of Shakopee's outstanding stock and the Company provided general management, supervisory and administrative services to Shakopee, pursuant to a management agreement entered into in December 1994, in exchange for an annual service fee of $0.5 million. The Shakopee Merger was consummated and the management agreement was terminated simultaneously with the consummation of the offering of the Notes.

In 1998, the Company established the ACG Holdings, Inc. Preferred Stock Option Plan (the "Preferred Stock Option Plan"). This plan is administered by the Committee and provides for granting up to 583 shares of Holdings Preferred Stock. Stock options may be granted under this Preferred Stock Option Plan to officers and other key employees of the Company at the exercise price per share of Preferred Stock, as determined at the time of grant by the Committee in its sole discretion. All options are fully vested and are 100% exercisable at the date of grant. All options expire 10 years from date of grant. In Fiscal Year 1998, the Company granted options to purchase 526 shares of Preferred Stock to certain key executives, at an exercise price of $1,909/share. See note 15 to the Company's consolidated financial statements.

Other

MS&Co. acted as placement agent in connection with the original private placement of the Notes and received a placement fee of $5.6 million in connection therewith. MS&Co. is affiliated with entities that beneficially own a substantial majority of the outstanding shares of capital stock of Holdings. MS&Co. had a $5 million participation in the Term Loan Facility and received fees of approximately $0.3 million in connection therewith.
In addition, Morgan Stanley Senior Funding, Inc. originally had a participation of approximately $35 million in the Amended and Restated Credit Agreement and received gross fees of approximately $0.5 million in connection therewith. On June 8, 1998, Morgan Stanley Senior Funding Inc. reduced its participation in such credit facility to $11.5 million.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

              Reports of Independent Auditors

         1 and 2. Financial Statements: The following Consolidated Financial Statements of Holdings are included in
                         Part II, Item 8:

                         Consolidated balance sheets - March 31, 1998 and 1997

                         For the Years Ended March 31, 1998, 1997 and 1996:

                              Consolidated statements of operations
                              Consolidated statements of stockholders' deficit Consolidated statements of cash flows

                              Notes to Consolidated Financial Statements

                         Financial Statement Schedules: The following financial statement schedules of Holdings are filed as a part of this report.

        Schedules                                                     Page No.

 I.     Condensed Financial Information of Registrant.................   73
        Condensed Financial Statements (parent company only) for the years ended March 31, 1998, 1997, and 1996 and as of March 31, 1998 and 1997

II.     Valuation and qualifying accounts.............................   80

         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

     3. Exhibits: The exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this report.


Exhibit No.   Description
-----------   -----------

   3.1        Certificate of Incorporation of Graphics, as amended to date*
   3.2        By-laws of Graphics, as amended to date*
   3.3 Restated Certificate of Incorporation of Holdings, as amended to date
   3.4        By-laws of Holdings, as amended to date*
   4.1 Indenture (including the form of Note), dated as of August 15, 1995, among Graphics, Holdings and
              NationsBank of Georgia, National Association, as
              Trustee**
  10.0 Credit Agreement, dated as of August 15, 1995 and Amended and Restated as of May 8, 1998, among Holdings, Graphics,
              GE Capital Corporation as Documentation Agent, Morgan
              Stanley Senior Funding, Inc. as Syndication Agent, Bankers
              Trust Company as Administrative Agent and the parties signatory thereto
 10.0(a) June 8, 1998, First Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics,
              GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto
 10.1 Credit Agreement, dated as of August 15, 1995, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto**
 10.1(a) January 10, 1996, First Amendment to Credit Agreement, dated as of August 15, 1995, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto***
 10.1(b) March 6, 1996, Second Amendment to Credit Agreement, dated as of August 15, 1995, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing
              Bank, and the parties signatory thereto+++
 10.1(c) June 6, 1996, Third Amendment to Credit Agreement, dated as of August 15, 1995, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing
              Bank, and the parties signatory thereto+++
 10.1(d) August 13, 1996, Fourth Amendment to Credit Agreement, dated as of August 15, 1995, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing
              Bank, and the parties signatory thereto****
 10.1(e) February 27, 1997, Fifth Amendment to Credit Agreement, dated as of August 15, 1995, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing
              Bank, and the parties signatory thereto++++
 10.1(f) June 30, 1997, Sixth Amendment to Credit Agreement, dated as of August 15, 1995, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing
              Bank, and the parties signatory thereto
 10.1(g) March 13, 1998, Seventh Amendment to Credit Agreement, dated as of August 15, 1995, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing
              Bank, and the parties signatory thereto
 10.2 Agreement and Plan of Merger, dated as of August 14, 1995, among Holdings, Graphics and Shakopee**
 10.3 Resignation letter, dated as of September 18, 1996, between Graphics and James T. Sullivan****
 10.4(a) Employment Agreement, dated as of April 8, 1993, between Graphics and Stephen M. Dyott*
 10.4(b) Amendment to Employment Agreement, dated December 1, 1994, between Graphics and Stephen M. Dyott++
 10.4(c) Amendment to Employment Agreement, dated February 15, 1995, between Graphics and Stephen M. Dyott++
 10.4(d) Amendment to Employment Agreement, dated September 18, 1996, between Graphics and Stephen M. Dyott****
 10.5 Employment Agreement, dated as of August 18, 1997, between Graphics and Terrence M. Ray
 10.6 Severance Letter, dated April 8, 1993, between Graphics and Joseph M. Milano+
 10.6(a)      October 12, 1995, Amendment to Severance Letter, dated
              April 8, 1993, between Graphics and Joseph M. Milano***
 10.7 Severance Letter, dated April 8, 1993, between Graphics and Timothy M. Davis+
 10.7(a) October 12, 1995, Amendment to Severance Letter, dated April 8, 1993, between Graphics and Timothy M. Davis***
 10.8         Severance Letter dated September 8, 1995, between
              Graphics and M.J. Anderson
 10.9         Amended and Restated Stockholders' Agreement, dated as of
              August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III,
              L.P. and the additional parties named therein**
 10.9(a) Amendment No. 1, dated January 16, 1998, to Amended and Restated Stockholders' Agreement dated as of August 14, 1995 among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P. and the additional parties named therein
 10.10 Purchase Agreement between Guy Gannett, Holdings and Shakopee, dated November 23, 1994+
 10.11 First Amendment Agreement, dated as of December 22, 1994, between Guy Gannett, Holdings and Shakopee**
 10.12        Second Amendment Agreement, dated as of March 27,
              1995, between Guy Gannett, Holdings and Shakopee**
 10.13        Stock Option Plan of Holdings++
 10.14 Purchase Agreement between ComCorp, Inc., Graphics and Gowe Inc., dated March 12, 1996+++
 10.15 Term Loan Agreement, dated as of June 30, 1997, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto
 10.16        Holdings Common Stock Option Plan
 10.17        Holdings Preferred Stock Option Plan
 21.1         List of Subsidiaries
 27.0         Financial Data Schedule



* Incorporated by reference from Amendment No. 2 to Form S-1 filed on October 4, 1993 - Registration number 33-65702.

+ Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended March 31, 1995 - Commission file number 33-31706-01.

** Incorporated by reference from Form S-4 filed on September 19, 1995 - Registration number 33-97090.

++ Incorporated by reference from Amendment No. 2 to Form S-4 filed on November 22, 1995 - Registration number 33-97090.

*** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 - Commission file number 33-31706-01.

+++ Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended March 31, 1996 - Commission file number 33-97090.

**** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 - Commission file number 33-97090.

++++ Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended March 31, 1997 - Commission file number 33-97090.

(b)  Reports on Form 8-K:

     The following report on Form 8-K was filed during the fourth quarter of Fiscal Year 1998:

     1. Form 8-K filed with the Securities and Exchange Commission on January 29, 1998 under Item 5 to announce the Company's EBITDA for the three months ended December 31, 1997.

     The Company did not file any other reports on Form 8-K during the three months ended March 31, 1998.



        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            ACG HOLDINGS, INC.
                            Parent Company Only
                         Condensed Balance Sheets
                 (Dollars in thousands, except par values)


                                                       March 31,
                                             ---------------------------

                                                1998             1997
                                             ----------       ----------
Assets

Current assets:

     Receivable from subsidiary              $      359             128
                                              ----------       --------

              Total assets                   $      359             128
                                              =========        ========







See accompanying notes to condensed financial statements.



        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            ACG HOLDINGS, INC.
                            Parent Company Only
                         Condensed Balance Sheets
                 (Dollars in thousands, except par values)



                                                                                                           March 31,
                                                                                              -----------------------------------
                                                                                                    1998               1997
                                                                                              ----------------   ----------------
Liabilities and Stockholders' Deficit

Current liabilities:

     Income taxes payable                                                                   $            53                128
                                                                                              ---------------    ---------------

        Total current liabilities                                                                        53                128

Liabilities of subsidiary in excess of assets                                                       106,391             76,318
                                                                                              ---------------    ---------------

        Total liabilities                                                                           106,444             76,446
                                                                                              ---------------    ---------------

Stockholders' deficit:

   Common stock, voting, $.01 par value, 5,852,223 shares
     authorized, 134,812 shares issued and outstanding at
     March 31, 1998 and 123,889 shares issued and outstanding
     at March 31, 1997                                                                                    1                  1

   Preferred Stock, $.01 par value, 5,750 shares authorized,
     4,000 shares Series A convertible preferred stock issued
     and outstanding at March 31, 1997, $40,000,000 liquidation preference, 1,750 shares Series B convertible preferred
     stock issued and outstanding at March 31, 1997, $17,500,000
     liquidation preference                                                                              --                 --

   Preferred Stock, $.01 par value, 15,823 shares authorized, 3,631 shares series AA convertible preferred stock issued and
     outstanding at March 31, 1998, $40,000,000 liquidation preference,
     1,606 shares Series BB convertible preferred stock issued and
     outstanding at March 31, 1998, $17,500,000 liquidation preference                                   --                 --

   Additional paid-in capital                                                                        58,249             57,499

   Accumulated deficit                                                                             (162,250)          (132,228)

   Cumulative translation adjustment                                                                 (2,000)            (1,590)

   Unfunded pension liability                                                                           (85)                --
                                                                                              ---------------    ---------------

        Total stockholders' deficit                                                                (106,085)           (76,318)
                                                                                              ---------------    ---------------

Commitments and contingencies

         Total liabilities and stockholders' deficit                                        $           359                128
                                                                                              ===============    ===============



See accompanying notes to condensed financial statements.


        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            ACG HOLDINGS, INC.
                            Parent Company Only
                    Condensed Statements of Operations
                              (In thousands)



                                                            Year Ended March 31,
                                  ------------------------------------------------------------------------

                                           1998                      1997                     1996
                                  ----------------------     --------------------     --------------------

Equity in loss of subsidiary     $             (29,895)                 (31,703)                 (29,327)
                                  ----------------------     --------------------     --------------------



         Net loss                $             (29,895)                 (31,703)                 (29,327)
                                  ======================     ====================     ====================



See accompanying notes to condensed financial statements.



        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            ACG HOLDINGS, INC.
                            Parent Company Only
                    Condensed Statements of Cash Flows
                              (In thousands)


                                                                      Year Ended March 31,
                                            -------------------------------------------------------------------------

                                                    1998                      1997                       1996
                                            --------------------       -------------------        -------------------
Cash flows from operating activities                        --                        --                         --

Cash flows from investing activities                        --                        --                         --

Cash flows from financing activities                        --                        --                         --
                                            --------------------       -------------------        -------------------

                  Net change in cash                        --                        --                         --
                                            ====================       ===================        ===================





See accompanying notes to condensed financial statements.



        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            ACG HOLDINGS, INC.
                            Parent Company Only
                  Notes to Condensed Financial Statements

Description of ACG Holdings, Inc.

Sullivan Communications, Inc. ("Communications"), together with its wholly-owned subsidiary, Sullivan Graphics, Inc., collectively the ("Company"), was formed in April 1989 under the name GBP Holdings, Inc. to effect the purchase of all the capital stock of GBP Industries, Inc. from its stockholders in a leveraged buyout transaction. In October 1989, GBP Holdings, Inc. changed its name to Sullivan Holdings, Inc. and GBP Industries, Inc. changed its name to Sullivan Graphics, Inc. Effective June 1993, Sullivan Holdings, Inc. changed its name to Sullivan Communications, Inc. Effective July 1997, Sullivan Communications, Inc. changed its name to ACG Holdings, Inc. ("Holdings") and Sullivan Graphics, Inc. changed its name to American Color Graphics, Inc. ("Graphics").

Holdings has no operations or significant assets other than its investment in Graphics. Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at March 31, 1998, Graphics' ability to pay dividends or lend to Holdings is either restricted or prohibited, except that Graphics may pay specified amounts to Holdings to fund the payment of Holdings' obligations pursuant to a tax sharing agreement (see note 4).

On April 8, 1993 (the "Acquisition Date"), pursuant to an Agreement and Plan of Merger dated as of March 12, 1993, as amended (the "Merger Agreement"), between Holdings and SGI Acquisition Corp. ("Acquisition Corp."), Acquisition Corp. was merged with and into Holdings (the "Acquisition"). Acquisition Corp. was formed by The Morgan Stanley Leveraged Equity Fund II, L.P., certain institutional investors and certain members of management (the "Purchasing Group") for the purpose of acquiring a majority interest in Holdings. Acquisition Corp. acquired a substantial and controlling majority interest in Holdings in exchange for $40 million in cash. In the Acquisition, Holdings continued as the surviving corporation and the separate corporate existence of Acquisition Corp. was terminated.

In connection with the Acquisition, the existing consulting agreement with the managing general partner of Holdings' majority stockholder was terminated and the related liabilities of Holdings were canceled. The agreement required Holdings to make minimum annual payments of $1 million for management advisory services subject to limitations in Graphics' debt agreements. No amounts were paid during the periods presented in these condensed financial statements.

     1.  Basis of Presentation

         The accompanying condensed financial statements (parent company only) include the accounts of Holdings and its investments in Graphics accounted for in accordance with the equity method, and do not present the financial statements of Holdings and its subsidiary on a consolidated basis. These parent company only financial statements should be read in conjunction with the Company's consolidated financial statements. The Acquisition was accounted for under the purchase method of accounting applying the provisions of Accounting Principles Board Opinion No. 16 ("APB 16").

     2.  Guarantees

         As set forth in the Company's consolidated financial statements, a substantial portion of Graphics' long-term obligations have been guaranteed by Holdings.

         Holdings has guaranteed Graphics' indebtedness under the Bank Credit Agreement, which guarantee is secured by a pledge of all of Graphics' stock. Borrowings under the Bank Credit Agreement are secured by substantially all assets of Graphics. Holdings is restricted under its guarantee of the Bank Credit Agreement from, among other things, entering into mergers, acquisitions, incurring additional debt, or paying cash dividends.

         On August 15, 1995, Graphics issued $185 million of Senior Subordinated Notes (the "Notes") bearing interest at 12 3/4% and maturing August 1, 2005. The Notes are guaranteed on a senior subordinated basis by Holdings and are subordinate to all existing and future senior indebtedness, as defined, of Graphics.

         On May 8, 1998, the Company refinanced all outstanding indebtedness under the Bank Credit Agreement and the Term Loan Facility (see note 5 below for a discussion of the terms of this refinancing transaction).

     3.  Dividends from Subsidiaries and Investees

         No cash dividends were paid to Holdings from any consolidated subsidiaries, unconsolidated subsidiaries or investees accounted for by the equity method during the periods reflected in these condensed financial statements.

     4.  Tax Sharing Agreement

         Holdings and Graphics are parties to a tax sharing agreement effective July 27, 1989. Under the terms of the agreement, Graphics (whose income is consolidated with that of Holdings for federal income tax purposes) is liable to Holdings for amounts representing federal income taxes calculated on a "stand-alone basis". Each year Graphics pays to Holdings the lesser of (i) Graphics' federal tax liability computed on a stand-alone basis and (ii) its allocable share of the federal tax liability of the consolidated group. Accordingly, Holdings is not currently reimbursed for the separate tax liability of Graphics to the extent Holdings' losses reduce consolidated tax liability. Reimbursement for the use of such Holdings' losses will occur when the losses may be used to offset Holdings' income computed on a stand-alone basis. Graphics has also agreed to reimburse Holdings in the event of any adjustment (including interest or penalties) to consolidated income tax returns based upon Graphics' obligations with respect thereto. Also, under the terms of the tax sharing agreement, Holdings has agreed to reimburse Graphics for refundable federal income taxes equal to an amount which would be refundable to Graphics had Graphics filed separate federal income tax returns for all years under the agreement. Graphics and Holdings have also agreed to treat foreign, state and local income and franchise taxes for which there is consolidated or combined reporting in a manner consistent with the treatment of federal income taxes as described above.

     5.  Subsequent Events

         On May 8, 1998, the Company completed a refinancing transaction which included the following: (1) the Company entered into a $145 million credit facility with Bankers Trust Company, Morgan Stanley Senior Funding, Inc., General Electric Capital Corporation and a syndicate of lenders (the "Amended and Restated Credit Agreement") providing for a $70 million revolving credit facility which is not subject to a borrowing base limitation (the "New Revolving Credit Facility") maturing on March 31, 2004, a $25 million amortizing term loan facility maturing on March 31, 2004 (the "A Term Loan Facility") and a $50 million amortizing term loan facility maturing on March 31, 2005 (the "B Term Loan Facility"); (2) the repayment of all $57.0 million of indebtedness outstanding under the existing Bank Credit Agreement ($65.2 million was outstanding at March 31, 1998) (plus $0.4 million of accrued interest to the date of repayment); (3) the repayment of all $25.0 million of indebtedness outstanding under the existing Term Loan Facility (plus $0.6 million of accrued interest to the date of repayment) and (4) the payment of approximately $2.2 million in fees and expenses associated with the refinancing transaction. In addition, the Company recorded an extraordinary loss related to early extinguishment of debt of $4.0 million, net of taxes associated with the write-off of refinanced indebtedness deferred financing costs in the first quarter of the fiscal year ending March 31, 1999.

         Interest under the Amended and Restated Credit Agreement is floating based upon existing market rates plus agreed upon margin levels. In addition, the Company is obligated to pay specific commitment and letter of credit fees. Such margin levels and fees reduce over the term of the agreement subject to the achievement of certain Leverage Ratio measures.

         Borrowings under the Amended and Restated Credit Agreement are secured by substantially all of the Company's assets. In addition, Holdings has guaranteed the indebtedness under the Amended and Restated Credit Agreement, which guarantee is secured by a pledge of all of Graphics' and its subsidiaries' stock. The new agreement (1) requires satisfaction of certain financial covenants including Minimum Consolidated EBITDA, Consolidated Interest Coverage Ratio and Leverage Ratio requirements, (2) requires prepayments in certain circumstances including excess cash flows, proceeds from asset dispositions in excess of prescribed levels and certain capital structure transactions and
         (3) contains various restrictions and limitations on the following items: (a) the level of capital spending, (b) the incurrence of additional indebtedness, (c) mergers, acquisitions, investments and similar transactions and (d) dividends and other distributions. In addition, the agreement includes various other customary affirmative and negative covenants.




SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
ACG HOLDINGS, INC.


                                                                                                             Balance
                                                   Balance at       Additions                                  at
                                                  Beginning of      Charged to                   Other       End of
                                                    Period           Expense     Write-offs   Adjustments    Period
                                                  ------------      ----------   ----------   -----------    -------
                                                                               (in thousands)
Fiscal Year ended March 31, 1998

   Allowance for doubtful accounts                 $     5,879           908       (4,675)          --       $ 2,112

   Reserve for inventory obsolescence -
      spare parts                                  $       100            --          --            --       $   100

   Reserve for inventory obsolescence -
      paper & ink                                  $        69           184          (47)         (41)      $   165

   Income tax valuation allowance                  $    30,138            --          --   (a)   7,084       $37,222




Fiscal Year ended March 31, 1997

   Allowance for doubtful accounts                 $     4,830         4,847       (3,798)          --       $ 5,879

   Reserve for inventory obsolescence -
      spare parts                                  $       100            --           --           --       $   100

   Reserve for inventory obsolescence -
      paper & ink                                  $       611           318          (45)        (815)      $    69

   Income tax valuation allowance                  $    21,210            --           --  (a)   8,928       $30,138


Fiscal Year ended March 31, 1996

   Allowance for doubtful accounts                 $     3,174         3,619       (1,963)          --       $ 4,830

   Reserve for inventory obsolescence -
      spare parts                                  $       100            --           --           --       $   100

   Reserve for inventory obsolescence -
      paper & ink                                  $        50            --           --           561      $   611

   Income tax valuation allowance                  $    13,808            --           --  (a)    7,402      $21,210



(a) The increase in the valuation allowance primarily relates to current year losses for which no tax benefit has been recorded.






                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                            ACG Holdings, Inc.

                       American Color Graphics, Inc.

                                                                   Date
                                                                   ----


                    /s/      Stephen M. Dyott                   June 29, 1998
                    -------------------------------------       -------------
                             Stephen M. Dyott
              Chairman, President and Chief Executive Officer
                            ACG Holdings, Inc.
              Chairman, President and Chief Executive Officer
                       American Color Graphics, Inc.
     Director of ACG Holdings, Inc. and American Color Graphics, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


         Signature                           Title                   Date
         ---------                           -----                   ----

 /s/  Joseph M. Milano
----------------------------     Executive Vice President       June 29, 1998
     (Joseph M. Milano)          Chief Financial Officer        -------------




 /s/  Patrick W. Kellick
----------------------------      Senior Vice President         June 29, 1998
    (Patrick W. Kellick)           Corporate Controller         -------------
                                   Assistant Secretary
                              (Principal Accounting Officer)


 /s/  Michael M. Janson                 Director                June 29, 1998
----------------------------                                    -------------
     (Michael M. Janson)


 /s/  Eric T. Fry                       Director                June 29, 1998
----------------------------                                    -------------
     (Eric T. Fry)





                            ACG HOLDINGS, INC.


                        Annual Report on Form 10-K

                     Fiscal Year Ended March 31, 1998

                             Index to Exhibits


Exhibit No.   Description
-----------   -----------

   3.1        Certificate of Incorporation of Graphics, as amended to date*
   3.2        By-laws of Graphics, as amended to date*
   3.3 Restated Certificate of Incorporation of Holdings, as amended to date
   3.4        By-laws of Holdings, as amended to date*
   4.1 Indenture (including the form of Note), dated as of August 15, 1995, among Graphics, Holdings and
              NationsBank of Georgia, National Association, as
              Trustee**
  10.0 Credit Agreement, dated as of August 15, 1995 and Amended and Restated as of May 8, 1998, among Holdings, Graphics,
              GE Capital Corporation as Documentation Agent, Morgan
              Stanley Senior Funding, Inc. as Syndication Agent, Bankers
              Trust Company as Administrative Agent and the parties signatory thereto
 10.0(a) June 8, 1998, First Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics,
              GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto
 10.1 Credit Agreement, dated as of August 15, 1995, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto**
 10.1(a) January 10, 1996, First Amendment to Credit Agreement, dated as of August 15, 1995, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto***
 10.1(b) March 6, 1996, Second Amendment to Credit Agreement, dated as of August 15, 1995, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing
              Bank, and the parties signatory thereto+++
 10.1(c) June 6, 1996, Third Amendment to Credit Agreement, dated as of August 15, 1995, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing
              Bank, and the parties signatory thereto+++
 10.1(d) August 13, 1996, Fourth Amendment to Credit Agreement, dated as of August 15, 1995, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing
              Bank, and the parties signatory thereto****
 10.1(e) February 27, 1997, Fifth Amendment to Credit Agreement, dated as of August 15, 1995, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing
              Bank, and the parties signatory thereto++++
 10.1(f) June 30, 1997, Sixth Amendment to Credit Agreement, dated as of August 15, 1995, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing
              Bank, and the parties signatory thereto
 10.1(g) March 13, 1998, Seventh Amendment to Credit Agreement, dated as of August 15, 1995, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing
              Bank, and the parties signatory thereto
 10.2 Agreement and Plan of Merger, dated as of August 14, 1995, among Holdings, Graphics and Shakopee**
 10.3 Resignation letter, dated as of September 18, 1996, between Graphics and James T. Sullivan****
 10.4(a) Employment Agreement, dated as of April 8, 1993, between Graphics and Stephen M. Dyott*
 10.4(b) Amendment to Employment Agreement, dated December 1, 1994, between Graphics and Stephen M. Dyott++
 10.4(c) Amendment to Employment Agreement, dated February 15, 1995, between Graphics and Stephen M. Dyott++
 10.4(d) Amendment to Employment Agreement, dated September 18, 1996, between Graphics and Stephen M. Dyott****
 10.5 Employment Agreement, dated as of August 18, 1997, between Graphics and Terrence M. Ray
 10.6 Severance Letter, dated April 8, 1993, between Graphics and Joseph M. Milano+
 10.6(a)      October 12, 1995, Amendment to Severance Letter, dated
              April 8, 1993, between Graphics and Joseph M. Milano***
 10.7 Severance Letter, dated April 8, 1993, between Graphics and Timothy M. Davis+
 10.7(a) October 12, 1995, Amendment to Severance Letter, dated April 8, 1993, between Graphics and Timothy M. Davis***
 10.8         Severance Letter dated September 8, 1995, between
              Graphics and M.J. Anderson
 10.9         Amended and Restated Stockholders' Agreement, dated as of
              August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III,
              L.P. and the additional parties named therein**
 10.9(a) Amendment No. 1, dated January 16, 1998, to Amended and Restated Stockholders' Agreement dated as of August 14, 1995 among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P. and the additional parties named therein
 10.10 Purchase Agreement between Guy Gannett, Holdings and Shakopee, dated November 23, 1994+
 10.11 First Amendment Agreement, dated as of December 22, 1994, between Guy Gannett, Holdings and Shakopee**
 10.12        Second Amendment Agreement, dated as of March 27,
              1995, between Guy Gannett, Holdings and Shakopee**
 10.13        Stock Option Plan of Holdings++
 10.14 Purchase Agreement between ComCorp, Inc., Graphics and Gowe Inc., dated March 12, 1996+++
 10.15 Term Loan Agreement, dated as of June 30, 1997, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto
 10.16        Holdings Common Stock Option Plan
 10.17        Holdings Preferred Stock Option Plan
 21.1         List of Subsidiaries
 27.0         Financial Data Schedule



* Incorporated by reference from Amendment No. 2 to Form S-1 filed on October 4, 1993 - Registration number 33-65702.

+ Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended March 31, 1995 - Commission file number 33-31706-01.

** Incorporated by reference from Form S-4 filed on September 19, 1995 - Registration number 33-97090.

++ Incorporated by reference from Amendment No. 2 to Form S-4 filed on November 22, 1995 - Registration number 33-97090.

*** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 - Commission file number 33-31706-01.

+++ Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended March 31, 1996 - Commission file number 33-97090.

**** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 - Commission file number 33-97090.

++++ Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended March 31, 1997 - Commission file number 33-97090.