Form 10-Q
period 2001-09-30
AMERICAN COLOR GRAPHICS INC; ACG HOLDINGS INC
filed 2001-11-13
CIK 856709, 856710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________

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

ACG Holdings, Inc. has 143,399 shares outstanding of its Common Stock, $.01 Par Value, as of October 31, 2001 (all of which are privately owned and not traded on a public market.)

                                      INDEX


Part I.           Financial Information                                 Page No.


     Item 1.      Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2001 and March 31, 2001                        3

                  Condensed Consolidated Income Statements for the
                  Three Months Ended September 30, 2001 and 2000               5

                  Condensed Consolidated Income Statements for the
                  Six Months Ended September 30, 2001 and 2000                 6

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended September 30, 2001 and 2000                 7

                  Notes to Condensed Consolidated Financial Statements         8

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               13

     Item 3.      Quantitative and Qualitative Disclosures
                  About Market Risk                                           21

Part II.          Other Information

     Item 1.      Legal Proceedings                                           22

     Item 2.      Changes in Securities and Use of Proceeds                   22

     Item 6.      Exhibits and Reports on Form 8-K                            22

                  Signatures                                                  23

                  Exhibit Index                                               24

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)


                                              September 30, 2001  March 31, 2001
                                              ------------------  --------------
                                                  (Unaudited)
Assets
------

Current assets:
   Cash                                            $       0               0
   Receivables:
     Trade accounts, less allowance for
       doubtful accounts of $2,816 and $3,905
       at September 30, 2001 and March 31,
       2001, respectively                             55,999          62,585
     Other                                             2,072           2,049
                                                   ---------       ---------
          Total receivables                           58,071          64,634

   Inventories                                        11,195          12,864
   Deferred income taxes                               9,817           9,817
   Prepaid expenses and other current assets           3,824           3,740
                                                   ---------       ---------
          Total current assets                        82,907          91,055

Property, plant and equipment                        311,922         296,922
Less accumulated depreciation                       (179,275)       (167,014)
                                                   ---------       ---------
          Net property, plant and equipment          132,647         129,908

Excess of cost over net assets acquired, less
accumulated amortization of $51,792 and
$50,262 at September 30, 2001 and March 31,
2001, respectively                                    68,030          69,560

Other assets                                          12,139          11,679
                                                   ---------       ---------

          Total assets                             $ 295,723         302,202
                                                   =========       =========








See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)


                                                     September 30, 2001  March 31, 2001
                                                     ------------------  --------------
                                                        (Unaudited)
Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
   Current installments of long-term debt and
     capitalized leases                                    $  10,410          7,809
   Trade accounts payable                                     41,128         36,310
   Accrued expenses                                           24,101         31,474
   Income taxes                                                  151            174
                                                           ---------      ---------
       Total current liabilities                              75,790         75,767

Long-term debt and capitalized leases                        245,897        253,897
Deferred income taxes                                         10,594         10,546
Other liabilities                                             43,522         47,859
                                                           ---------      ---------
       Total liabilities                                     375,803        388,069

Commitments and contingencies (Note 4)

Stockholders' deficit:
   Common stock, voting, $.01 par value, 5,852,223
     shares authorized, 143,399 shares issued and
     outstanding                                                   1              1
   Preferred stock, $.01 par value, 15,823 shares
     authorized, 3,617 shares Series AA convertible
     preferred stock issued and outstanding, $39,442,551
     liquidation preference, and 1,606 shares Series BB
     convertible preferred stock issued and
     outstanding, $17,500,000 liquidation preference            --             --
   Additional paid-in capital                                 58,412         58,370
   Accumulated deficit                                      (135,077)      (141,062)
   Other accumulated comprehensive loss, net of tax           (3,416)        (3,176)
                                                           ---------      ---------

       Total stockholders' deficit                           (80,080)       (85,867)
                                                           ---------      ---------



       Total liabilities and stockholders' deficit         $ 295,723        302,202
                                                           =========      =========







See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                    Condensed Consolidated Income Statements
                                 (In thousands)
                                   (Unaudited)


                                                          Three Months Ended
                                                             September 30,
                                                       -------------------------
                                                          2001           2000
                                                          ----           ----

Sales                                                  $ 133,740        146,862
Cost of sales                                            115,660        122,582
                                                       ---------        -------
      Gross profit                                        18,080         24,280
Selling, general and administrative expenses               8,220          9,791
Amortization of goodwill                                     765            774
                                                       ---------        -------
      Operating income                                     9,095         13,715
 Other expense (income):
   Interest expense                                        7,656          8,414
   Interest income                                           (30)           (12)
   Other, net                                                230            401
                                                       ---------        -------
      Total other expense                                  7,856          8,803
                                                       ---------        -------
      Income before income taxes                           1,239          4,912
Income tax expense                                           294            365
                                                       ---------        -------
         Net income                                    $     945          4,547
                                                       =========        =======













See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                    Condensed Consolidated Income Statements
                                 (In thousands)
                                   (Unaudited)


                                                  Six Months Ended September 30,
                                                  ------------------------------
                                                       2001              2000
                                                       ----              ----

Sales                                                $ 273,855          291,358
Cost of sales                                          234,865          242,163
                                                     ---------        ---------
      Gross profit                                      38,990           49,195
Selling, general and administrative expenses            14,978           17,673
Amortization of goodwill                                 1,530            1,547
                                                     ---------        ---------
      Operating income                                  22,482           29,975
 Other expense (income):
   Interest expense                                     15,410           16,853
   Interest income                                         (75)             (35)
   Other, net                                               61              477
                                                     ---------        ---------
      Total other expense                               15,396           17,295
                                                     ---------        ---------
      Income before income taxes                         7,086           12,680
Income tax expense                                       1,101            1,197
                                                     ---------        ---------
         Net income                                  $   5,985           11,483
                                                     =========        =========











See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                  Six Months Ended
                                                                                    September 30,
                                                                                --------------------
                                                                                  2001        2000
                                                                                --------    --------
Cash flows provided (used) by operating activities:
  Net income                                                                    $  5,985      11,483
  Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation                                                                    13,447      15,385
  Amortization of goodwill and other assets                                        2,155       2,077
  Amortization of deferred financing costs                                           709         693
  Increase in working capital and other                                             (441)    (10,030)
                                                                                --------    --------

       Net cash provided by operating activities                                  21,855      19,608
Cash flows provided (used) by investing activities:
   Purchases of property, plant and equipment                                    (15,309)     (9,315)
   Proceeds from sales of property, plant and equipment                              214         170
   Other                                                                             (67)        (47)
                                                                                --------    --------
        Net cash used by investing activities                                    (15,162)     (9,192)
Cash flows provided (used) by financing activities:
   Repayment of long-term debt, net                                               (5,679)       (486)
   Net increase (decrease) in revolver borrowings                                  2,663      (6,107)
   Repayment of capital lease obligations                                         (3,490)     (3,595)
   Payment of deferred financing costs                                              (179)       (246)
   Other, net                                                                         (8)        (22)
                                                                                --------    --------
        Net cash used by financing activities                                     (6,693)    (10,456)
   Effect of exchange rates on cash and cash equivalents                            --            40
                                                                                --------    --------
Net change in cash                                                                  --          --
Cash:
   Beginning of period                                                              --          --
                                                                                --------    --------
   End of period                                                                $   --          --
                                                                                ========    ========
Non-cash investing activity:
   Equipment purchases under capital leases                                     $  1,107       2,529
                                                                                ========    ========


See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
Description of the Company

ACG Holdings, Inc. ("Holdings") has no operations or significant assets other than its investment in American Color Graphics, Inc. ("Graphics"), (collectively the "Company"). Holdings owns 100% of the outstanding voting shares of Graphics. The two business segments of the commercial printing industry in which the Company operates are (i) print and (ii) premedia services conducted by its American Color division ("American Color").

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and six month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2001 and the Company's Post-Effective Amendment No. 7 to Registration Statement No. 33-97090 on Form S-1.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

2.   Inventories

The components of inventories are as follows (in thousands):

                                                   September 30,       March 31,
                                                      2001               2001
                                                   -------------     -----------
Paper                                                 $ 9,141           10,805
Ink                                                       171              234
Supplies and other                                      1,883            1,825
                                                      -------          -------
      Total inventories                               $11,195           12,864
                                                      =======          =======

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

3.   Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income. Total comprehensive income for the three and six months ended September 30, 2001 and 2000 are as follows (in thousands):

                                   Three Months Ended        Six Months Ended
                                       September 30,           September 30,
                                   -------------------     ---------------------
                                     2001       2000         2001        2000
                                   --------   --------     --------    --------

Net income                          $   945      4,547        5,985     11,483

  Foreign currency translation
  adjustment                           (361)      (194)        (240)      (376)
                                    -------    -------      -------    -------
Total comprehensive income          $   584      4,353        5,745     11,107
                                    =======    =======      =======    =======

4.  Commitments and Contingencies

The Company has employment agreements with two of its principal officers and five other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses, which are payable if specified management goals are attained. In addition, the Company has consulting agreements with two former employees. The aggregate commitment for future salaries at September 30, 2001, excluding bonuses, was approximately $2.9 million.

In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at September 30, 2001 is $25.8 million and is included within Other liabilities in the Company's condensed consolidated balance sheet.

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a balance sheet reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at September 30, 2001. The Company believes this amount is adequate to cover such liability.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the Company.

5.       Industry Segment Information

The Company has significant operations principally in two reportable industry segments: (1) print and (2) premedia services. All of the Company's print business and assets are attributed to the print division ("Print") and all of the Company's premedia services business and assets are attributed to the American Color division. The Company's digital visual effects operations ("Digiscope") and corporate expenses have been segregated and do not constitute a reportable segment of the Company as contemplated by Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

The print business produces retail advertising inserts, comics (newspaper Sunday comics, comic insert advertising and comic books), and other publications. The Company's premedia services business assists customers in the capture, manipulation, transmission and distribution of images. The majority of this work leads to the production of four-color separations in a format appropriate for use by printers.

The accounting policies of the segments are the same as those used by the Company in its consolidated financial statements. The Company evaluates performance based on segment EBITDA which is defined as earnings before net interest expense, income tax expense, depreciation, amortization and other expense (income). The Company generally accounts for intersegment revenues and transfers as if the revenues or transfers were to third parties, that is, at current market prices.

The Company's reportable segments are business units that offer different products and services. A substantial portion of the revenue, long-lived assets and other assets of the Company's reportable segments are attributed to or located in the United States.

                                                               Corporate
(In Thousands of Dollars)                Print      Premedia   and Other    Total
-----------------------------------     --------    --------   ---------   -------

Six Months Ended September 30, 2001

Segment revenues                        $235,716     35,811      2,328     273,855

EBITDA                                  $ 32,344      6,863     (1,123)     38,084
  Depreciation and amortization           10,853      2,764      1,985      15,602
  Interest expense                          --         --       15,410      15,410
  Interest income                           --         --          (75)        (75)
  Other, net                                  24        195       (158)         61
                                        --------   --------   --------    --------
    Income (loss) before income taxes   $ 21,467      3,904    (18,285)      7,086

Total assets                            $252,472     27,225     16,026     295,723

Total capital expenditures              $ 14,653      1,532        231      16,416

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                                        Corporate
 (In Thousands of Dollars)                    Print        Premedia     and Other    Total
---------------------------------------     ----------    ----------    ---------   --------

 Six Months Ended September 30, 2000

 Segment revenues                            $ 248,161       39,786       3,411      291,358

  EBITDA                                     $  39,310        8,669        (542)      47,437
   Depreciation and amortization                11,952        3,011       2,499       17,462
   Interest expense                               --           --        16,853       16,853
   Interest income                                --           --           (35)         (35)
   Other, net                                      (86)         515          48          477
                                             ---------     --------    --------      -------
       Income (loss) before income taxes     $  27,444        5,143     (19,907)      12,680

Total assets                                 $ 260,201       30,391       9,111      299,703

Total capital expenditures                   $   9,426        2,330          88       11,844

--------------------------------------------------------------------------------------------

Three Months Ended September 30, 2001

Segment revenues                             $ 115,657       17,398         685      133,740

  EBITDA                                     $  15,069        2,902      (1,039)      16,932
   Depreciation and amortization                 5,475        1,366         996        7,837
   Interest expense                               --           --         7,656        7,656
   Interest income                                --           --           (30)         (30)
   Other, net                                       13          104         113          230
                                             ---------     --------    --------      -------
       Income (loss) before income taxes     $   9,581        1,432      (9,774)       1,239

Total assets                                 $ 252,472       27,225      16,026      295,723

Total capital expenditures                   $   4,755          556        --          5,311

--------------------------------------------------------------------------------------------

Three Months Ended September 30, 2000

Segment revenues                             $ 124,631       20,555       1,676      146,862

  EBITDA                                     $  18,199        4,714        (515)      22,398
   Depreciation and amortization                 6,029        1,463       1,191        8,683
   Interest expense                               --           --         8,414        8,414
   Interest income                                --           --           (12)         (12)
   Other, net                                      (75)         465          11          401
                                             ---------     --------    --------      -------
       Income (loss) before income taxes     $  12,245        2,786     (10,119)       4,912

Total assets                                 $ 260,201       30,391       9,111      299,703

Total capital expenditures                   $   3,793        1,464          17        5,274

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

6.       Impact of Recently Issued Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes a new method of testing goodwill for impairment using a fair-value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. 17, "Intangible Assets". An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. In compliance with this pronouncement, the Company will adopt SFAS 142 on April 1, 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in pre-tax income of approximately $2.9 million in the fiscal year ending March 31, 2003. The Company expects to perform the first of the required impairment tests of goodwill during the fiscal year ending March 31, 2003. Management does not anticipate that these tests will have a material effect on the company's results of operations or financial position.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside of our control, including, but not limited to:

-        fluctuations in the cost of paper and other raw materials used,
-        changes in the advertising and print markets,
-        actions by our competitors, particularly with respect to pricing,
-        the financial condition of our customers,
-        our financial condition and liquidity,
-        the general condition of the United States economy,
-        demand for our products and services, and
-        the matters set forth in this Report generally.

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake, and specifically decline, any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following table summarizes our results of operations for the three months ended September 30, 2001 (the "2001 Three-Month Period"), the three months ended September 30, 2000 (the "2000 Three-Month Period"), the six months ended September 30, 2001 (the "2001 Six-Month Period") and the six months ended September 30, 2000 (the "2000 Six-Month Period"):


                              Three Months Ended           Six Months Ended
                                 September 30,               September 30,
                              ------------------          -------------------
                              2001          2000          2001           2000
                              ----          ----          ----           ----
                                          (dollars in thousands)
Sales:
  Print                    $ 115,657       124,631       235,716       248,161
  American Color              17,398        20,555        35,811        39,786
  Other (a)                      685         1,676         2,328         3,411
                           ---------     ---------     ---------     ---------
     Total                 $ 133,740       146,862       273,855       291,358


Gross Profit:
  Print                    $  14,185        17,941        29,774        37,516
  American Color               4,231         6,257         9,144        11,464
  Other (a)                     (336)           82            72           215
                           ---------     ---------     ---------     ---------
     Total                 $  18,080        24,280        38,990        49,195

Gross Margin:
  Print                         12.3%         14.4%         12.6%         15.1%
  American Color                24.3%         30.4%         25.5%         28.8%
     Total                      13.5%         16.5%         14.2%         16.9%


Operating Income (Loss):
  Print                    $   9,594        12,170        21,491        27,358
  American Color               1,536         3,251         4,099         5,658
  Other (a) (b)               (2,035)       (1,706)       (3,108)       (3,041)
                           ---------     ---------     ---------     ---------
     Total                 $   9,095        13,715        22,482        29,975


(a) Other operations primarily include revenues and expenses associated with Digiscope, our digital visual effects operation.

(b) Also includes corporate general and administrative expenses, and amortization expense.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Print


Sales. In the 2001 Six-Month Period, Print sales decreased $12.5 million to $235.7 million from $248.2 million in the 2000 Six-Month Period. The decrease in the 2001 Six-Month Period includes an approximate 9% decrease in print production volume, offset in part by the impact of increased paper prices.

In the 2001 Three-Month Period, Print sales decreased $8.9 million to $115.7 million from $124.6 million in the 2000 Three-Month Period. The decrease in the 2001 Three-Month Period is primarily attributable to an approximate 9% decrease in print production volume.

The reduced production volume is largely attributable to weakness in the retail industry and the corresponding reduction in demand for printing as a result of reduced advertising spending during both the 2001 Six-Month Period and the 2001 Three-Month Period. In response to the current economic conditions we have consolidated production and have temporarily idled equipment in various facilities.

Gross Profit. In the 2001 Six-Month Period, Print gross profit decreased $7.7 million to $29.8 million from $37.5 million in the 2000 Six-Month Period. In the 2001 Six-Month Period, Print gross margin decreased to 12.6% from 15.1% in the 2000 Six-Month Period. The decreases in gross profit and gross margin are primarily attributable to the decreased print production volume and certain changes in product mix. In addition, the decrease in gross margin includes the impact of increased paper prices reflected in sales.

In the 2001 Three-Month Period, Print gross profit decreased $3.7 million to $14.2 million from $17.9 million in the 2000 Three-Month Period. In the 2001 Three-Month Period, Print gross margin decreased to 12.3% from 14.4% in the 2000 Three-Month Period. The decreases in gross profit and gross margin are primarily attributable to the decreased print production volume and certain changes in product mix.

Selling, General and Administrative Expenses. In the 2001 Six-Month Period, Print selling, general and administrative expenses decreased $1.9 million to $8.3 million, or 3.5% of Print sales, from $10.2 million, or 4.1% of Print sales in the 2000 Six-Month Period. The decrease in the 2001 Six-Month Period includes the impact of decreases in certain selling and employee related expenses.

In the 2001 Three-Month Period, Print selling, general and administrative expenses decreased $1.2 million to $4.6 million, or approximately 4.0% of Print sales, from $5.8 million, or 4.6% of Print sales in the 2000 Three-Month Period. The decrease in the 2001 Three-Month Period includes the impact of decreases in certain selling and employee related expenses.

Operating Income. As a result of the factors discussed above, Print operating income decreased to $21.5 million in the 2001 Six-Month Period from $27.4 million in the 2000 Six-Month Period; and decreased to $9.6 million in the 2001 Three-Month Period from $12.2 million in the 2000 Three-Month Period.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

American Color (Premedia Services)

Sales. In the 2001 Six-Month Period, American Color's sales decreased $4.0 million to $35.8 million from $39.8 million in the 2000 Six-Month Period. The decrease in the 2001 Six-Month Period was primarily the result of reduced premedia production volume. This was primarily due to the slowing economy and related weakness in demand for advertising during the 2001 Six-Month Period.

In the 2001 Three-Month Period, American Color's sales decreased $3.2 million to $17.4 million from $20.6 million in the 2000 Three-Month Period. The decrease in the 2001 Three-Month Period was primarily the result of reduced premedia production volume. This was primarily due to the slowing economy and related weakness in demand for advertising during the 2001 Three-Month Period.

Gross Profit. In the 2001 Six-Month Period, American Color's gross profit decreased $2.4 million to $9.1 million from $11.5 million in the 2000 Six-Month Period. In the 2001 Six-Month Period, American Color's gross margin decreased to 25.5% from 28.8% in the 2000 Six-Month Period. The decreases in gross profit and gross margin for the 2001 Six-Month Period are primarily the result of reduced premedia production volume, offset in part by the continuance of various cost containment programs at the production facilities.

In the 2001 Three-Month Period, American Color's gross profit decreased $2.1 million to $4.2 million from $6.3 million in the 2000 Three-Month Period. In the 2001 Three-Month Period, American Color's gross margin decreased to 24.3% from 30.4% in the 2000 Three-Month Period. The decreases in gross profit and gross margin for the 2001 Three-Month Period are primarily the result of reduced premedia production volume, offset in part by the continuance of various cost containment programs at the production facilities.

Selling, General and Administrative Expenses. In the 2001 Six-Month Period, American Color's selling, general and administrative expenses decreased $0.8 million to $5.0 million, or 14.1% of American Color's sales, from $5.8 million, or 14.6% of American Color's sales in the 2000 Six-Month Period. The decrease in the 2001 Six-Month Period is a result of various selling and administrative cost containment programs.

In the 2001 Three-Month Period, American Color's selling, general and administrative expenses decreased $0.3 million to $2.7 million, or 15.5% of American Color's sales, from $3.0 million, or 14.6% of American Color's sales in the 2000 Three-Month Period. The decrease in the 2001 Three-Month Period is a result of various selling and administrative cost containment programs.

Operating Income. As a result of the factors discussed above, American Color's operating income decreased to $4.1 million in the 2001 Six-Month Period from $5.7 million in the 2000 Six-Month Period; and decreased to $1.5 million in the 2001 Three-Month Period from $3.3 million in the 2000 Three-Month Period.

Other Operations

Other operations consist primarily of revenues and expenses associated with Digiscope, corporate general, administrative and other expenses, including amortization expense. In the 2001 Six-Month Period, operating losses from other operations increased to a loss of $3.1 million from a loss of $3.0 million in the 2000 Six-Month Period. In the 2001 Three-Month Period, operating losses from other operations increased to a loss of $2.0 million from a loss of $1.7 million in the 2000 Three-Month Period. The increased losses in both the 2001 Six-Month Period and the 2001 Three-Month Period primarily reflect reduced digital visual effects production volume at Digiscope.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Non cash amortization expense (which primarily includes goodwill amortization) within other operations was $1.5 million in the 2001 Six-Month Period, $1.6 million in the 2000 Six-Month Period and $0.8 million in both the 2001 Three-Month Period and the 2000 Three-Month Period.

Interest Expense

In the 2001 Six-Month Period, interest expense decreased to $15.4 million from $16.9 million in the 2000 Six-Month Period; and, in the 2001 Three-Month Period, interest expense decreased to $7.7 million from $8.4 million in the 2000 Three-Month Period. These decreases reflect lower levels of indebtedness and lower interest rates.

Other, Net

In the 2001 Six-Month Period, other, net decreased to expense of $0.1 million from expense of $0.5 million in the 2000 Six-Month Period; and, in the 2001 Three-Month Period, decreased to expense of $0.2 million from expense of $0.4 million in the 2000 Three-Month Period. Included in both the 2000 Six-Month Period and the 2000 Three-Month Period is a $0.4 million non-cash write-off of certain fixed assets.

Income Taxes

In the 2001 Six-Month Period, income tax expense decreased to $1.1 million from $1.2 million in the 2000 Six-Month Period; and decreased to $0.3 million in the 2001 Three-Month Period from $0.4 million in the 2000 Three-Month Period. The decrease in both the 2001 Six-Month Period and the 2001 Three-Month Period is primarily due to lower amounts of U.S. and foreign taxable income, offset in part by a decreased reduction in the valuation allowance. Management continues to evaluate the need for a valuation allowance for deferred tax assets. In the 2001 Six-Month Period and the 2001 Three-Month Period there have been no changes in circumstances that would cause a change in judgment with respect to the realization of deferred tax assets in future years.

Net Income

As a result of the factors discussed above, the 2001 Six-Month Period net income decreased to $6.0 million from $11.5 million in the 2000 Six-Month Period; and, in the 2001 Three-Month Period, net income decreased to $0.9 million from $4.5 million in the 2000 Three-Month Period. Management expects the aforementioned trends to continue into the fiscal quarter ending December 31, 2001, and as a result net income is expected to be lower than comparable prior year levels.

Liquidity and Capital Resources

We have a $145 million credit facility with a syndicate of lenders (the "Bank Credit Agreement") that provides for:

    (1) a $25 million amortizing term loan facility maturing on March 31, 2004 (the "A Term Loan Facility"),
    (2) a $50 million amortizing term loan facility maturing on March 31, 2005 (the "B Term Loan Facility"), and
    (3) a revolving credit facility providing for a maximum of $70 million borrowing availability, subject to certain customary conditions, maturing on March 31, 2004, including up to $40 million for letters of credit, (the "Revolving Credit Facility").

At September 30, 2001, we had total borrowings and letters of credit outstanding under the Revolving Credit Facility of approximately $27.5 million, and therefore, additional borrowing availability of approximately

$42.5 million.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

During the 2001 Three-Month Period, we repurchased in the open market an aggregate principal amount of $5.2 million of the Company's 12 3/4% Senior Subordinated Notes Due 2005 (the "Notes") for approximately $5.2 million.

At September 30, 2001, $9.6 million of the A Term Loan Facility and $39.7 million of the B Term Loan Facility remained outstanding. As a result of voluntary prepayments of these two loans during the fiscal year ended March 31, 2000 ("Fiscal Year 2000"), we have no scheduled maturities due under either the A Term Loan Facility or B Term Loan Facility until March 31, 2002. The scheduled A Term Loan and B Term Loan payments due on March 31, 2002 will be approximately $0.2 million in total. Scheduled repayments of existing capital lease obligations and other senior indebtedness during the remainder of the fiscal year ending March 31, 2002 ("Fiscal Year 2002") will approximate $3.4 million and $0.4 million, respectively.

During the 2001 Six-Month Period, net cash provided by operating activities of $21.9 million, net revolver borrowings of $2.7 million and proceeds from the sale of fixed assets of $0.2 million were primarily used to fund the following expenditures:

     (1) $15.3 million in cash capital expenditures (including $6.1 million of equipment deposits which will be reimbursed in the fiscal quarter ending December 31, 2001 through the funding of a capital lease), and

     (2) $9.4 million in principal repayments of indebtedness and financing costs (including capital lease obligations of $3.5 million and the repurchase of $5.2 million of the Notes).

We plan to continue our program of upgrading our print and premedia equipment and currently anticipate that full year Fiscal Year 2002 cash capital expenditures will approximate $15 million and equipment acquired under capital leases will approximate $9 million. Our cash-on-hand of approximately $6.1 million is presented net of outstanding checks within trade accounts payable at September 30, 2001. Accordingly, cash is presented at a balance of $0 in the September 30, 2001 balance sheet.

Our primary sources of liquidity are cash provided by operating activities and borrowings under the Revolving Credit Facility. We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements, make capital expenditures and, if we elect, redeem, repay or repurchase outstanding indebtedness, including repurchases of Notes in privately negotiated transactions, or in open market purchases, to the extent permitted by our Bank Credit Agreement.

At September 30, 2001, we had total indebtedness outstanding of $256.3 million, including capital lease obligations, as compared to $269.7 million at September 30, 2000. Of the total debt outstanding at September 30, 2001, $51.9 million (excluding letters of credit) was outstanding under the Bank Credit Agreement at a weighted-average interest rate of 5.3%. Indebtedness under the Bank Credit Agreement bears interest at floating rates. At September 30, 2001, we had indebtedness other than obligations under the Bank Credit Agreement of $204.4 million (including $174.8 million of the Notes). We are currently in compliance with all financial covenants set forth in the Bank Credit Agreement.

A significant portion of Graphics' long-term obligations, including indebtedness under the Bank Credit Agreement and the Notes, has been fully and unconditionally guaranteed by Holdings. Holdings is subject to certain restrictions under its guarantee of indebtedness under the Bank Credit Agreement, including among other things, restrictions on mergers, acquisitions, incurrence of additional debt and payment of cash dividends.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

EBITDA
                                Three Months Ended            Six Months Ended
                                  September 30,                September 30,
                              ---------------------        ---------------------
                               2001          2000           2001         2000
                               ----          ----           ----         ----
                                            (dollars in thousands)
    EBITDA:
      Print                 $ 15,069        18,199        32,344        39,310
      American Color           2,902         4,714         6,863         8,669
      Other  (a)              (1,039)         (515)       (1,123)         (542)
                            --------      --------      --------      --------
         Total              $ 16,932        22,398        38,084        47,437

    EBITDA Margin:
      Print                     13.0%         14.6%         13.7%         15.8%
      American Color            16.7%         22.9%         19.2%         21.8%
         Total                  12.7%         15.3%         13.9%         16.3%


(a) Other operations primarily include revenues and expenses associated with our digital visual effects business and corporate general and administrative expenses.

EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. "EBITDA" is defined as earnings before net interest expense, income tax expense, depreciation, amortization, and other expense (income). "EBITDA Margin" is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Senior Subordinated Notes Indenture and the Bank Credit Agreement are based on EBITDA, subject to certain adjustments.


Print. As a result of the reasons previously described under "--Print" (excluding changes in depreciation and amortization expense), Print EBITDA decreased to $32.3 million in the 2001 Six-Month Period from $39.3 million in the 2000 Six-Month Period, representing a decrease of $7.0 million, or 17.7%. Print EBITDA Margin decreased to 13.7% in the 2001 Six-Month Period from 15.8% in the 2000 Six-Month Period. Print EBITDA decreased to $15.1 million in the 2001 Three-Month Period from $18.2 million in the 2000 Three-Month Period, representing a decrease of $3.1 million, or 17.2%. Print EBITDA Margin decreased to 13.0% in the 2001 Three-Month Period from 14.6% in the 2000 Three-Month Period. The decrease in EBITDA Margin in the 2001 Six-Month Period includes the impact of increased paper prices reflected in sales.


American Color (Premedia Services). As a result of the reasons previously described under "--American Color" (excluding changes in depreciation and amortization expense), American Color's EBITDA decreased to $6.9 million in the 2001 Six-Month Period from $8.7 million in the 2000 Six-Month Period, representing a decrease of $1.8 million, or 20.8%. American Color's EBITDA Margin decreased to 19.2% in the 2001 Six-Month Period from 21.8% in the 2000 Six-Month Period. American Color's EBITDA decreased to $2.9 million in the 2001 Three-Month Period from $4.7 million in the 2000 Three-Month Period, representing a decrease of $1.8 million, or 38.4%. American Color's EBITDA Margin decreased to 16.7% in the 2001 Three-Month Period from 22.9% in the 2000 Three-Month Period.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Other. As a result of the reasons previously described under "--Other Operations" (excluding changes in depreciation and amortization expense), EBITDA for the Company's other operations increased to negative EBITDA of $1.1 million in the 2001 Six-Month Period from negative EBITDA of $0.5 million in the 2000 Six-Month Period. Other operations negative EBITDA increased to $1.0 million in the 2001 Three-Month Period from negative EBITDA of $0.5 million in the 2000 Three-Month Period.

                               ACG HOLDINGS, INC.
                          Quantitative and Qualitative
                          Disclosures About Market Risk

There have been no significant changes since March 31, 2001. Reference is made to Item 7A (Quantitative and Qualitative Disclosures About Market Risk) disclosure in our Form 10-K filed for the fiscal year ended March 31, 2001.

                               ACG HOLDINGS, INC.
                            Part II Other Information


Item 1.     (a)  Legal Proceedings

            Reference is made to Item 3 (Legal Proceedings) disclosure in our Form 10-K filed for the fiscal year ended March 31, 2001.

Item 2.     Changes in Securities and Use of Proceeds

            Recent Sales of Unregistered Securities

            During the first and third quarters of Fiscal Year 2000 certain officers exercised options to purchase an aggregate of 8,143 and 1,106 shares of Holdings' common stock, respectively, for $.01/share. The securities that were sold were exempt from registration on the basis that all such officers are "accredited investors" as defined by the rules of the Securities Act of 1933, as amended.

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 Exhibit No.                 Description

                 12.1 Statement Re: Computation of Ratio of Earnings to Fixed Charges

            (b)  Reports on Form 8-K

                 Form 8-K filed with the Securities Exchange Commission on July 13, 2001 under Item 5 to announce Holdings' financial results for the three months ended June 30, 2001.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                  ACG Holdings, Inc.
                                  American Color Graphics, Inc.



Date    11/13/01                      By  /s/ Joseph M. Milano
     ---------------------               ------------------------------------
                                      Joseph M. Milano
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Authorized Officer and
                                      Principal Financial Officer)




Date    11/13/01                      By  /s/ Patrick W. Kellick
     ---------------------               ------------------------------------
                                      Patrick W. Kellick
                                      Senior Vice President/Corporate Controller
                                      and Assistant Secretary
                                      (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.       Description                                               Page
-----------       -----------                                               ----

12.1              Statement Re: Computation of Ratio of Earnings to Fixed
                  Charges                                                     25

                                                                    EXHIBIT 12.1

         STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             (Dollars in Thousands)

                                            Six Months
                                               Ended      Year Ended  Year Ended  Year Ended  Year Ended  Year Ended
                                           September 30,   March 31,   March 31,   March 31,   March 31,   March 31,
                                               2001          2001        2000        1999        1998        1997
                                           -------------  ----------  ----------  ----------  ----------  ----------

Consolidated pretax income (loss) from
    Continuing operations                     $ 7,086      19,496      11,659      (7,839)     (27,122)     (26,005)

Net amortization of debt issuance expense         709       1,389       1,326       1,412        2,292        1,784

Interest expense                               14,701      31,653      32,637      34,830       36,664       34,505

Interest portion of rental expense                975       1,950       2,015       2,301        2,130        1,799
                                              -------     -------     -------     -------      -------      -------

Earnings                                      $23,471      54,488      47,637      30,704       13,964       12,083
                                              =======     =======     =======     =======      =======      =======

Interest expense                              $14,701      31,653      32,637      34,830       36,664       34,505

Net amortization of debt issuance expense         709       1,389       1,326       1,412        2,292        1,784

Interest portion of rental expense                975       1,950       2,015       2,301        2,130        1,799
                                              -------     -------     -------     -------      -------      -------

    Fixed Charges                             $16,385      34,992      35,978      38,543       41,086       38,088
                                              =======     =======     =======     =======      =======      =======

    Ratio of Earnings to Fixed Charges          1.43x       1.56x       1.32x         (a)          (a)          (a)
                                              =======     =======     =======     =======      =======      =======

(a) The deficiency of earnings required to cover fixed charges for the fiscal years ended March 31, 1999, 1998 and 1997 was $7,839, $27,122 and $26,005, respectively. The deficiency of earnings to cover fixed charges is computed by subtracting earnings before fixed charges, income taxes, discontinued operations and extraordinary items from fixed charges. Fixed charges consist of interest expense and one-third of operating lease rental expense, which is deemed to be representative of the interest factor. The deficiency of earnings required to cover fixed charges includes depreciation of property, plant and equipment and amortization of goodwill and other assets and non-cash charges which are reflected in cost of sales and selling, general and administrative expenses, in the following amounts (in thousands):

                                                Fiscal Year Ended March 31,
                                          --------------------------------------
                                            1999           1998           1997
                                          --------       --------       --------
                Depreciation              $ 29,651         28,124         25,282

                Amortization                 4,025         10,413          9,374

                Non-cash charges               945          2,301          1,944
                                          --------       --------       --------
                  Total                   $ 34,621         40,838         36,600
                                          ========       ========       ========