Form 10-Q
period 2003-06-30
AMERICAN COLOR GRAPHICS INC; ACG HOLDINGS INC
filed 2003-08-13
CIK 856709, 856710

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number 33-97090

ACG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1395968 (I.R.S. Employer Identification Number)

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

        Yes   X      No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act).

        Yes          No   X

        ACG Holdings, Inc. has 163,929 shares outstanding of its Common Stock, $.01 Par Value, as of July 31, 2003 (all of which are privately owned and not traded on a public market).

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2003	March 31, 2003
	(Unaudited)
Assets
Current assets:
Cash	$—	—
Receivables:
Trade accounts, less allowance for doubtful accounts of $2,716 and $2,544 at June 30, 2003 and March 31, 2003, respectively	41,697	49,402
Income tax receivable	—	233
Other	4,162	2,227

Total receivables	45,859	51,862
Inventories	10,466	10,203
Deferred income taxes	6,246	6,246
Prepaid expenses and other current assets	4,760	4,296
Current assets of discontinued operations	—	866

Total current assets	67,331	73,473
Property, plant and equipment	307,967	310,180
Less accumulated depreciation	(179,551)	(183,167)

Net property, plant and equipment	128,416	127,013
Excess of cost over net assets acquired	66,548	66,548
Other assets	11,162	11,125
Long-term assets of discontinued operations	—	282

Total assets	$273,457	278,441

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par values and liquidation preference)

	June 30, 2003	March 31, 2003
	(Unaudited)
Liabilities and Stockholders' Deficit
Current liabilities:
Current installments of long-term debt and capitalized leases	$27,207	31,698
Trade accounts payable	32,674	39,044
Accrued expenses	29,745	32,302
Income tax payable	181	—
Current liabilities of discontinued operations	—	249

Total current liabilities	89,807	103,293
Long-term debt and capitalized leases, excluding current installments	199,721	200,059
Deferred income taxes	2,050	2,023
Other liabilities	85,364	80,765

Total liabilities	376,942	386,140
Commitments and contingencies (Note 6)
Stockholders' deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 163,929 shares issued and outstanding	2	2
Preferred stock, $.01 par value, 15,823 shares authorized, 3,617 shares Series AA convertible preferred stock issued and outstanding, $39,442,500 liquidation preference, and 1,606 shares Series BB convertible preferred stock issued and outstanding, $17,500,000 liquidation preference	—	—
Additional paid-in capital	58,873	58,816
Accumulated deficit	(137,554)	(140,655)
Other accumulated comprehensive loss, net of tax	(24,806)	(25,862)

Total stockholders' deficit	(103,485)	(107,699)

Total liabilities and stockholders' deficit	$273,457	278,441

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2003	2002
Sales	$121,687	127,455
Cost of sales	102,986	106,482

Gross profit	18,701	20,973
Selling, general and administrative expenses	7,369	8,079

Operating income	11,332	12,894
Other expense (income):
Interest expense	7,191	7,209
Interest income	(1)	(56)
Other, net	36	303

Total other expense	7,226	7,456

Income from continuing operations before income taxes	4,106	5,438
Income tax expense	549	617

Income from continuing operations	3,557	4,821
Discontinued operations:
Loss from operations, net of $0 tax	12	362
Estimated loss on shutdown, net of $0 tax	444	—

Net income	$3,101	4,459

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2003	2002
Cash flows provided (used) by operating activities:
Net income	$3,101	4,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,925	5,659
Depreciation related to discontinued operations	26	123
Amortization of other assets	156	138
Amortization of deferred financing costs	496	382
Discontinued operations, net of tax	432	(86)
Decrease in working capital and other	1,057	4,447

Net cash provided by operating activities	11,193	15,122
Cash flows provided (used) by investing activities:
Purchases of property, plant and equipment	(4,276)	(9,210)
Proceeds from sales of property, plant and equipment	10	3
Proceeds from discontinued operations	45	37
Other	271	98

Net cash used by investing activities	(3,950)	(9,072)
Cash flows provided (used) by financing activities:
Repayment of long-term debt, net	(5,436)	(8,408)
Repayment of capital lease obligations	(1,428)	(1,914)
Repayment of capital lease obligations — discontinued operations	—	(49)
Payment of deferred financing costs, net	(256)	(204)
Other, net	—	4

Net cash used by financing activities	(7,120)	(10,571)
Effect of exchange rates on cash and cash equivalents	(123)	(26)

Net change in cash	—	(4,547)
Cash:
Beginning of period	—	4,547

End of period	$—	—

Non-cash investing activity:
Equipment purchases under capital leases	$2,035	725

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Description of the Company

        ACG Holdings, Inc. ("Holdings") has no operations or significant assets other than its investment in American Color Graphics, Inc. ("Graphics"), (collectively the "Company"). Holdings owns 100% of the outstanding voting shares of Graphics. The two business segments of the commercial printing industry in which the Company operates are (i) print and (ii) premedia services.

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and are in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2003 and the Company's Post-Effective Amendment No. 9 to Registration Statement No. 33-97090 on Form S-1.

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior period information has been reclassified to conform to current period presentation.

2. Discontinued Operations

        In June 2003, the Company sold its digital visual effects business ("Digiscope") for a de minimus amount, which resulted in a net loss of approximately $0.4 million. The sale of Digiscope has been accounted for as a discontinued operation, and accordingly, its operating results are segregated and reported as a discontinued operation in the accompanying unaudited condensed consolidated financial statements. Sales, cost of sales and selling, general and administrative expenses attributable to Digiscope for the three months ended June 30, 2003 and 2002 have been reclassified to discontinued operations.

3. Inventories

        The components of inventories are as follows (in thousands):

	June 30, 2003	March 31, 2003
Paper	$8,270	7,973
Ink	145	164
Supplies and other	2,051	2,066

Total inventories	$10,466	10,203

4. Notes Payable and Long-Term Debt

        See Subsequent Event, note 10, related to the Company's refinancing transaction in July 2003.

5. Comprehensive Income

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income. Total comprehensive income for the three months ended June 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended June 30,
	2003	2002
Net income	$3,101	4,459
Foreign currency translation adjustment, net of tax	1,056	648

Total comprehensive income	$4,157	5,107

6. Commitments and Contingencies

        The Company has employment agreements with one of its principal officers and two other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses, which are payable if specified management goals are attained. In addition, the Company has a consulting agreement with one former employee. The aggregate commitment for future compensation at June 30, 2003, excluding bonuses, was approximately $1.5 million.

        In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at June 30, 2003 is $48.3 million and is included within Other liabilities in the Company's condensed consolidated balance sheet.

        Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at a solvent recovery operation that closed in 1989. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed in writing that Graphics' share of removal costs is approximately 0.583% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a reserve of approximately $0.1 million in connection with this liability on its condensed consolidated balance sheet at June 30, 2003. The Company believes this amount is adequate to cover such liability.

        The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the condensed consolidated financial statements of the Company.

7. Restructuring Costs and Other Special Charges

Fiscal Year 2003 Restructuring Costs

        In the fourth quarter of the fiscal year ended March 31, 2003, the Company's Board of Directors approved a restructuring plan for the print and premedia services segments designed to improve operating efficiency and profitability. This plan included the closing of a premedia services facility in Nashville, Tennessee, a reduction of personnel in both the print and premedia services segments and the elimination of certain administrative personnel. These combined actions resulted in the elimination of 30 positions within the Company.

        As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $1.2 million in the fourth quarter of the fiscal year ended March 31, 2003. This charge was classified within restructuring costs and other special charges in the consolidated statement of operations in the fiscal year ended March 31, 2003. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). The restructuring charge is primarily composed of severance and related termination benefits.

        The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2003 (in thousands):

	03/31/03 Restructuring Reserve Balance	Activity	06/30/03 Restructuring Reserve Balance
Severance and other employee costs	$979	(463)	516
Other costs	103	(84)	19

	$1,082	(547)	535

        The process of closing a premedia services facility, and the elimination of certain personnel within the Company was completed by March 31, 2003. During the fiscal year ended March 31, 2003, $0.1 million of these costs were paid. As of June 30, 2003, the Company believes the restructuring reserve of approximately $0.5 million is adequate. The Company anticipates that the remaining costs will be paid before March 31, 2004. These costs will be funded through cash generated from operations and borrowings under the Company's revolving credit facility.

Fiscal Year 2002 Restructuring Costs

        In January 2002, the Company's Board of Directors approved a restructuring plan for the print and premedia services segments designed to improve asset utilization, operating efficiency and profitability. This plan included the closing of a print facility in Hanover, Pennsylvania, and a premedia services facility in West Palm Beach, Florida, the downsizing of a Buffalo, New York premedia services facility and the elimination of certain administrative personnel. This action resulted in the elimination of 189 positions within the Company.

        As a result of this plan, the Company recorded a pretax restructuring charge of approximately $8.6 million in the fourth quarter of the fiscal year ended March 31, 2002. This charge was classified within restructuring costs and other special charges in the consolidated statement of operations in the fiscal year ended March 31, 2002. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The restructuring charge included severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs primarily including legal fees, site clean-up costs and the write-off of certain press related parts that provide no future use or functionality.

        The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2003 (in thousands):

	03/31/03 Restructuring Reserve Balance	Activity	06/30/03 Restructuring Reserve Balance
Severance and other employee costs	$498	(76)	422
Lease termination costs	1,311	(143)	1,168
Other costs	70	(10)	60

	$1,879	(229)	1,650

        The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company was completed by March 31, 2002. During the fiscal years ended March 31, 2003 and March 31, 2002, $3.3 million and $3.4 million of these costs were paid, respectively. As of June 30, 2003, the Company believes the restructuring reserve of approximately $1.7 million is adequate. The Company anticipates that $0.9 million of the restructuring reserve balance will be paid by March 31, 2004 and the remaining $0.8 million will be paid by March 31, 2005. These costs will be funded through cash generated from operations and borrowings under the Company's revolving credit facility.

8. Industry Segment Information

        The Company has significant operations principally in two industry segments: (1) print and (2) premedia services. All of the Company's print business and assets are attributed to the print division and all of the Company's premedia services business and assets are attributed to the premedia services division. The Company's corporate expenses have been segregated and do not constitute a reportable segment.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

        The Company has two reportable segments: (1) print and (2) premedia services. The print business produces advertising inserts, comics (newspaper Sunday comics, comic insert advertising and comic books), and other publications. The Company's premedia services business assists customers in the capture, manipulation, transmission and distribution of images. The majority of the premedia services work leads to the production of four-color separations in a format appropriate for use by printers.

        The accounting policies of each of the segments are the same as those used by the Company in its condensed consolidated financial statements. The Company evaluates performance based on segment EBITDA as calculated by management, which is defined as earnings before net interest expense, income tax expense, depreciation, amortization, other expense (income) and discontinued operations. This calculation differs from the EBITDA disclosed in Management's Discussion and Analysis as that definition includes the impact of other expense (income) and discontinued operations. The Company generally accounts for intersegment revenues and transfers as if the revenues or transfers were to third parties, that is, at current market prices. Certain reclassifications have been made to prior period balances to conform with the current period presentation.

        The Company's reportable segments are business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies. A substantial portion of the revenue, long-lived assets and other assets of the Company's reportable segments are attributed to or located in the United States.

(In thousands)	Print	Premedia Services	Corporate and Other	Total
Three Months Ended June 30, 2003
Sales	$108,376	13,311	—	121,687
EBITDA as calculated by management	$15,408	2,715	(710)	17,413
Depreciation and amortization	(5,138)	(943)	—	(6,081)

Operating income (loss)	10,270	1,772	(710)	11,332
Interest expense	—	—	(7,191)	(7,191)
Interest income	—	—	1	1
Other, net	6	(7)	(35)	(36)
Income tax expense	—	—	(549)	(549)
Depreciation from discontinued operations	—	—	(26)	(26)
Discontinued operations excluding depreciation	—	—	(430)	(430)

Net income (loss)	$10,276	1,765	(8,940)	3,101
Total assets	$249,156	14,924	9,377	273,457
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$6,154	157	—	6,311
(In thousands)	Print	Premedia Services	Corporate and Other	Total
Three Months Ended June 30, 2002
Sales	$114,040	13,415	—	127,455
EBITDA as calculated by management	$17,738	1,704	(751)	18,691
Depreciation and amortization	(4,723)	(1,074)	—	(5,797)

Operating income (loss)	13,015	630	(751)	12,894
Interest expense	—	—	(7,209)	(7,209)
Interest income	—	—	56	56
Other, net	(52)	(116)	(135)	(303)
Income tax expense	—	—	(617)	(617)
Depreciation from discontinued operations	—	—	(123)	(123)
Discontinued operations excluding depreciation	—	—	(239)	(239)

Net income (loss)	$12,963	514	(9,018)	4,459
Total assets	$243,103	19,935	13,965	277,003
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$9,707	228	—	9,935

9. Impact of Recently Issued Accounting Standards

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13"), to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. The adoption of SFAS 145 has not had any effect on the Company's results of operations or financial position.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has evaluated the requirements of FIN 46 and does not expect any material effect on its consolidated financial position or operating results.

10. Subsequent Events

        On July 3, 2003, the Company sold $280 million aggregate principal amount of our 10% Senior Second Secured Notes Due 2010 (the "10% Notes") as part of a recapitalization involving Graphics, Holdings and certain affiliates of the Company. In connection with the recapitalization, the Company also entered into a new $70 million senior secured revolving credit facility (the "New Revolving Credit Facility"). Graphics repaid substantially all existing indebtedness (excluding capital leases) through the repayment of all amounts outstanding under the bank credit agreement, and the concurrent termination of all related commitments thereunder; the issuance of letters of credit under the New Revolving Credit Facility to replace outstanding letters of credit; and the redemption of all of the 12 3/4% Senior Subordinated Notes Due 2005, at a redemption price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest. In addition, the Company repurchased, and concurrently retired, all 5,222.9433 outstanding shares of preferred stock of Holdings, and cancelled all outstanding options to purchase shares of preferred stock of Holdings held by certain key officers, for an aggregate purchase price of $56.9 million. The cancelled options would have been exercisable for 582.1111 shares of preferred stock of Holdings.

        As part of the recapitalization, the Company will incur a charge of approximately $3.1 million in the quarter ending September 30, 2003 related to the write-off of deferred financing costs associated with the prior bank credit agreement and the 12 3/4% Senior Subordinated Notes. In addition, the Company will record incremental interest expense of approximately $1.7 million in the quarter ending September 30, 2003 as a result of the 30 day call provision related to the 12 3/4% Senior Subordinated Notes.

        In July 2003, the Company implemented a plan to further reduce its selling, general and administrative expenses. This plan resulted in the termination of four employees. The Company plans to record a pre-tax restructuring charge of approximately $1.8 million in the quarter ending September 30, 2003 associated with this plan. This restructuring charge is composed of severance and related termination benefits. The cost of this restructuring plan will be accounted for in accordance with the guidance set forth in SFAS 146.

ACG HOLDINGS, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

        This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section, as well as within this Report generally. In addition, when used in this Report, the words "believes," "intends," "expects," "may," "will," "estimates," "should," "could," "anticipates," "plans" or other comparable terms are intended to identify forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside of the control of ACG Holdings, Inc. ("Holdings"), together with its wholly-owned subsidiary, American Color Graphics, Inc. ("Graphics"), including, but not limited to:

  •
  a failure to achieve expected cost reductions or to execute other key strategies,
  •
  fluctuations in the cost of paper, ink and other key raw materials,
  •
  changes in the advertising and print markets,
  •
  actions by our competitors, particularly with respect to pricing,
  •
  the financial condition of our customers,
  •
  downgrades of our credit ratings,
  •
  our financial condition and liquidity and our leverage and debt service obligations,
  •
  the general condition of the United States economy,
  •
  interest rate and foreign currency exchange rate fluctuations,
  •
  the level of capital resources required for our operations,
  •
  changes in the legal and regulatory environment,
  •
  demand for our products and services, and
  •
  other risks and uncertainties, including the matters set forth in this Report generally and those described from time to time in our filings with the Securities and Exchange Commission.

        All forward-looking statements in this Report are qualified by these cautionary statements and are made only as of the date of this Report. We do not undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

        Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake, and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

General

        In June 2003, we sold the operations of our digital visual effects business ("Digiscope"). The sale of Digiscope has been accounted for as a discontinued operation, and accordingly, its operating results are segregated and reported as a discontinued operation in the accompanying unaudited condensed consolidated financial statements. Sales, costs of sales and selling, general and administrative expenses attributable to Digiscope for the three months ended June 30, 2003 and 2002 have been reclassified to discontinued operations.

        In July 2003, we implemented a plan to further reduce our selling, general and administrative expenses. This plan resulted in the termination of four employees. We anticipate recording a pre-tax restructuring charge of approximately $1.8 million in the quarter ending September 30, 2003 associated with this plan. This restructuring charge is composed of severance and related termination benefits. The cost of this restructuring plan will be accounted for in accordance with the guidance set forth in Statement of Financial

Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146").

        The following table, including certain reclassifications in prior year results to conform with current year presentation, summarizes our results of operations for the three months ended June 30, 2003 (the "2003 Three-Month Period") and the three months ended June 30, 2002 (the "2002 Three-Month Period"):

	Three Months Ended June 30,
	2003	2002
	(Dollars in thousands)
Sales:
Print	$108,376	114,040
Premedia Services	13,311	13,415

Total	$121,687	127,455
Gross Profit:
Print	$15,004	17,941
Premedia Services	3,698	3,032
Other (a)	(1)	—

Total	$18,701	20,973
Gross Margin:
Print	13.8%	15.7%
Premedia Services	27.8%	22.6%
Total	15.4%	16.5%
Operating Income (Loss):
Print	$10,270	13,015
Premedia Services	1,772	630
Other (a)	(710)	(751)

Total	$11,332	12,894

(a)
Includes corporate general and administrative expenses.

Print

        Sales.    In the 2003 Three-Month Period, print sales decreased $5.6 million to $108.4 million from $114.0 million in the 2002 Three-Month Period. The decrease in the 2003 Three-Month Period includes an increase in customer supplied paper, as well as the impact of competitive pricing and certain changes in product and customer mix. These decreases were offset in part by an approximate 8% increase in print production volume (see Value Added Revenue and M Impressions for the Print Segment below) and the impact of increased paper prices.

        Gross Profit.    In the 2003 Three-Month Period, print gross profit decreased $2.9 million to $15.0 million from $17.9 million in the 2002 Three-Month Period. In the 2003 Three-Month Period, print gross margin decreased to 13.8% from 15.7% in the 2002 Three-Month Period. The decrease in gross profit includes the impact of competitive pricing and certain changes in product and customer mix. These changes were offset in part by the increased print production volume. The decrease in gross margin includes these items, coupled with the impact of increased paper prices and increased levels of customer supplied paper reflected in sales. Our gross margin may not be comparable from period to period because of the impact of changes in paper prices and levels of customer supplied paper included in sales.

        Selling, General and Administrative Expenses.    In the 2003 Three-Month Period, print selling, general and administrative expenses decreased $0.2 million to $4.7 million, or 4.4% of print sales, from $4.9 million, or 4.3% of print sales in the 2002 Three-Month Period. The decrease in the 2003 Three-Month Period is primarily attributable to a decrease in certain employee related expenses.

        Operating Income.    As a result of the factors discussed above, print operating income decreased to $10.3 million in the 2003 Three-Month Period from $13.0 million in the 2002 Three-Month Period.

Premedia Services

        Sales.    In the 2003 Three-Month Period, premedia services' sales remained relatively unchanged at $13.3 million versus $13.4 million in the 2002 Three-Month Period.

        Gross Profit.    In the 2003 Three-Month Period, premedia services' gross profit increased $0.7 million to $3.7 million from $3.0 million in the 2002 Three-Month Period. In the 2003 Three-Month Period, premedia services' gross margin increased to 27.8% from 22.6% in the 2002 Three-Month Period. The increase in gross profit and gross margin for the 2003 Three-Month Period is primarily the result of reduced manufacturing costs related to various cost containment programs and the closure of a premedia facility.

        Selling, General and Administrative Expenses.    In the 2003 Three-Month Period, premedia services' selling, general and administrative expenses decreased $0.5 million to $1.9 million, or 14.5% of premedia services' sales, from $2.4 million, or 17.9% of premedia services' sales in the 2002 Three-Month Period. The decrease in the 2003 Three-Month Period is primarily attributable to decreased selling expenses.

        Operating Income.    As a result of the factors discussed above, premedia services' operating income increased to $1.8 million in the 2003 Three-Month Period from $0.6 million in the 2002 Three-Month Period.

Other Operations

        Other operations consist of corporate general, administrative and other expenses. In the 2003 Three-Month Period, operating losses from other operations improved to a loss of $0.7 million from a loss of $0.8 million in the 2002 Three-Month Period. This improvement is primarily due to decreases in certain corporate general and administrative expenses.

Interest Expense

        In the 2003 Three-Month Period, interest expense remained unchanged from the 2002 Three-Month Period at $7.2 million. Lower levels of indebtedness during the 2003 Three-Month Period were offset by increases in overall borrowing costs.

Income Taxes

        In the 2003 Three-Month Period, income tax expense decreased to $0.5 million from $0.6 million in the 2002 Three-Month Period. This decrease is primarily due to lower amounts of U.S. and foreign taxable income, offset in part by a decreased reduction in the valuation allowance. Management continues to evaluate the need for a valuation allowance for deferred tax assets. In the 2003 Three-Month Period, there have been no changes in circumstances that would cause a change in judgment with respect to the realization of deferred tax assets in future years.

Discontinued Operations

        In June 2003, we sold the operations of Digiscope for a de minimus amount, which resulted in a net loss of approximately $0.4 million. The sale of Digiscope has been accounted for as a discontinued operation, and accordingly, its operating results are segregated and reported as a discontinued operation in the accompanying unaudited condensed consolidated financial statements.

Net Income

        As a result of the factors discussed above, net income decreased to $3.1 million in the 2003 Three-Month Period from $4.5 million in the 2002 Three-Month Period.

Liquidity and Capital Resources

        Historically, our primary sources of liquidity have been cash provided by operating activities and borrowings under a $145 million credit facility with a syndicate of lenders (the "Bank Credit Agreement"). The Bank Credit Agreement provides for:

  •
  a $25 million amortizing term loan facility maturing on March 31, 2004 (the "A Term Loan Facility"),
  •
  a $50 million amortizing term loan facility maturing on March 31, 2005 (the "B Term Loan Facility"), and
  •
  a revolving credit facility providing for a maximum of $70 million borrowing availability, subject to certain customary conditions, maturing on March 31, 2004, including up to $40 million for letters of credit (the "Revolving Credit Facility").

        At June 30, 2003, we had no borrowings outstanding under the Revolving Credit Facility and had letters of credit outstanding of approximately $31.9 million. We had additional borrowing availability of approximately $27.4 million.

        At June 30, 2003, $3.2 million of the A Term Loan Facility and $30.5 million of the B Term Loan Facility remained outstanding. Scheduled A Term Loan Facility and B Term Loan Facility payments due over the remainder of the fiscal year ending March 31, 2004 ("Fiscal Year 2004") are approximately $3.2 million and $13.1 million, respectively. Payments due on existing capital lease obligations during the remainder of Fiscal Year 2004 are approximately $5.6 million.

        During the 2003 Three-Month Period, we used net cash provided by operating activities of $11.2 million primarily to fund the following expenditures (see Condensed Consolidated Statements of Cash Flows):

  •
  $6.9 million in principal repayments of indebtedness (including capital lease obligations of $1.4 million), and
  •
  $4.3 million in cash capital expenditures.

        Our cash-on-hand of approximately $6.0 million is presented net of outstanding checks within trade accounts payable at June 30, 2003. Accordingly, cash is presented at a balance of $0 million in the June 30, 2003 balance sheet.

        We plan to continue our program of upgrading our print and premedia services equipment. We anticipate that total Fiscal Year 2004 capital expenditures, including maintenance, cost reduction and customer support capital, will approximate $16 million. This will include cash capital expenditures of approximately $13 million and capital lease spending of approximately $3 million.

        Our primary sources of liquidity have been cash provided by operating activities and borrowings under the Revolving Credit Facility. We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements and make capital expenditures. We have sufficient liquidity to meet our requirements over the next 12 months.

        At June 30, 2003, we had total indebtedness, including capital lease obligations, of $226.9 million, as compared to $243.2 million at June 30, 2002, representing a reduction in total indebtedness of $16.3 million. Of the total debt outstanding at June 30, 2003, $33.7 million, excluding letters of credit, was outstanding under the Bank Credit Agreement at a weighted-average interest rate of 6.0%. Indebtedness under the Bank Credit Agreement bears interest at floating rates. At June 30, 2003, we had indebtedness other than obligations under the Bank Credit Agreement of $193.2 million, including $170.1 million of our 12 3/4% Senior Subordinated Notes Due 2005 (the "Notes"). We have no off-balance sheet financial instruments. We are currently in compliance with all financial covenants set forth in the Bank Credit Agreement.

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

        On July 3, 2003, we sold $280 million aggregate principal amount of our 10% Senior Second Secured Notes Due 2010 (the "10% Notes") as part of a recapitalization involving Graphics, Holdings and certain of our affiliates. In connection with the recapitalization, we also entered into a new $70 million senior secured revolving credit facility (the "New Revolving Credit Facility"). Graphics repaid substantially all existing indebtedness (excluding capital leases) through the repayment of all amounts outstanding under the Bank Credit Agreement, and the concurrent termination of all related commitments thereunder; the issuance of letters of credit under the New Revolving Credit Facility to replace outstanding letters of credit; and the redemption of all of the Notes, at a redemption price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest. In addition, Graphics repurchased, and concurrently retired, all 5,222.9433 outstanding shares of preferred stock of Holdings, and cancelled all outstanding options to purchase shares of preferred stock of Holdings held by certain key officers, for an aggregate purchase price of $56.9 million. The cancelled options would have been exercisable for 582.1111 shares of preferred stock of Holdings.

        As part of the recapitalization, we will incur a charge of approximately $3.1 million in the quarter ending September 30, 2003 related to the write-off of deferred financing costs associated with the prior Bank Credit Agreement and the Notes. In addition, we will record incremental interest expense of approximately $1.7 million in the quarter ending September 30, 2003 as a result of the 30 day call provision related to the Notes.

EBITDA

	Three Months Ended June 30,
	2003	2002
	(Dollars in thousands)
EBITDA:
Print	$15,414	17,686
Premedia Services	2,708	1,588
Other (a)	(1,175)	(1,125)

Total	$16,947	18,149
EBITDA Margin:
Print	14.2%	15.5%
Premedia Services	20.3%	11.8%
Total	13.9%	14.2%

(a)
Other operations include both discontinued operations and corporate general and administrative and other expenses.

        EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. "EBITDA" is defined as earnings before net interest expense, income tax expense, depreciation and amortization. "EBITDA Margin" is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Senior Subordinated Notes Indenture and the Bank Credit Agreement are based on EBITDA, subject to certain adjustments. The following table provides a reconciliation of EBITDA to net income (loss):

(In thousands)	Print	Premedia Services	Other	Total
Three Months Ended June 30, 2003
EBITDA	$15,414	2,708	(1,175)	16,947
Depreciation and amortization	(5,138)	(943)	(26)	(6,107)
Interest expense, net	—	—	(7,190)	(7,190)
Income tax expense	—	—	(549)	(549)

Net income (loss)	$10,276	1,765	(8,940)	3,101

(In thousands)	Print	Premedia Services	Other	Total
Three Months Ended June 30, 2002
EBITDA	$17,686	1,588	(1,125)	18,149
Depreciation and amortization	(4,723)	(1,074)	(123)	(5,920)
Interest expense, net	—	—	(7,153)	(7,153)
Income tax expense	—	—	(617)	(617)

Net income (loss)	$12,963	514	(9,018)	4,459

Value Added Revenue and M Impressions for the Print Segment

        We have included value-added revenue ("VAR") to provide a better understanding of sales activity within our print segment. VAR is a non-GAAP measure and is defined as print sales less the cost of paper, ink and subcontract services. We generally pass these expenses through to our customers.

        In addition, we have included print impressions, which is an internal management measure of production throughput. Although we believe print impressions to be indicative of overall production volume, total impressions may not be fully comparable period to period due to (1) differences in the type, performance and width of press equipment utilized, and (2) product mix produced.

	Three Months Ended June 30,
	2003	2002
Print Segment VAR (in thousands)	$56,744	56,419
Print Segment Impressions (in millions)	3,323	3,075

        The following table provides a reconciliation of print segment sales to print segment VAR:

	Three Months Ended June 30,
	2003	2002
	(In thousands)
Print Segment Sales	$108,376	114,040
Paper, Ink and Subcontract Costs	51,632	57,621

Print Segment VAR	$56,744	56,419

New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13"), to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. The adoption of SFAS 145 has not had any effect on our results of operations or financial position.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We have evaluated the requirements of FIN 46 and do not expect any material effect on our consolidated financial position or operating results.

ACG HOLDINGS, INC.
Part I

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        There have been no significant changes since March 31, 2003. Reference is made to Item 7A (Quantitative and Qualitative Disclosures About Market Risk) disclosure in our Form 10-K filed for the fiscal year ended March 31, 2003.

Item 4. Controls and Procedures.

        As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

ACG HOLDINGS, INC.
Part II Other Information

Item 1.	Legal Proceedings.
There have been no significant changes since March 31, 2003. Reference is made to Item 3 (Legal Proceedings) disclosure in our Form 10-K filed for the fiscal year ended March 31, 2003.
Item 2.	Changes in Securities and Use of Proceeds.
Recent Sales of Unregistered Securities

During the third quarter of fiscal year ended March 31, 2003, certain officers exercised options to purchase an aggregate of 20,012 shares of Holdings' common stock for $.01/share. During the fourth quarter of fiscal year ended March 31, 2003, a former officer exercised options to purchase 518 shares of Holdings' common stock for $.01/share. The securities that were sold were exempt from registration on the basis that all such officers are "accredited investors" as defined by the rules of the Securities Act of 1933, as amended.
Item 6.	Exhibits and Reports on Form 8-K.
	(a)	Exhibits
		Exhibit No.	Description
		12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges
		31.1	Rule 13a—14(a)/15d-14(a) Certification of Chief Executive Officer
		31.2	Rule 13a—14(a)/15d-14(a) Certification of Chief Financial Officer
		32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
	(b)	Reports on Form 8-K

Form 8-K filed with the Securities and Exchange Commission on June 11, 2003 under Item 9, ACG Holdings, Inc. and American Color Graphics, Inc. announced that American Color Graphics, Inc. proposes to offer $280 million aggregate principal amount of Senior Second Secured Notes Due 2010.

Form 8-K filed with the Securities and Exchange Commission on June 12, 2003 under Item 9, American Color Graphics, Inc. announced the Company's outlook for the three months ending June 30, 2003 and the 12 months ending March 31, 2004.
There were no other reports filed on Form 8-K in the quarter ended June 30, 2003.

Form 8-K filed with the Securities and Exchange Commission on July 3, 2003 under Item 9 announced that American Color Graphics, Inc. has called for redemption on August 2, 2003, all of its outstanding 12 3/4% Senior Subordinated Notes Due 2005.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

ACG Holdings, Inc. American Color Graphics, Inc.

Date: August 13, 2003	By	/s/ PATRICK W. KELLICK Patrick W. Kellick Senior Vice President/Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)

Date: August 13, 2003	By	/s/ ANGELA C. MARSHALL Angela C. Marshall Corporate Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Page
12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges	26
31.1	Rule 13a–14(a)/15d-14(a) Certification of Chief Executive Officer	27
31.2	Rule 13a–14(a)/15d-14(a) Certification of Chief Financial Officer	28
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	29

QuickLinks

INDEX
ACG HOLDINGS, INC. Condensed Consolidated Balance Sheets (In thousands)
ACG HOLDINGS, INC. Condensed Consolidated Balance Sheets (Dollars in thousands, except par values and liquidation preference)
ACG HOLDINGS, INC. Condensed Consolidated Statements of Income (In thousands) (Unaudited)
ACG HOLDINGS, INC. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
ACG HOLDINGS, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)
ACG HOLDINGS, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)
ACG HOLDINGS, INC. Management's Discussion and Analysis of Financial Condition and Results of Operations
ACG HOLDINGS, INC. Part I
ACG HOLDINGS, INC. Part II Other Information
SIGNATURES
EXHIBIT INDEX