Form 10-K
period 2004-03-31
AMERICAN COLOR GRAPHICS INC; ACG HOLDINGS INC
filed 2004-06-28
CIK 856709, 856710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 33-97090

ACG HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	62-1395968
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Winners Circle, Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

Registrants telephone number including area code	(615) 377-0377

AMERICAN COLOR GRAPHICS, INC.

(Exact name of registrant as specified in its charter)

New York	16-1003976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Winners Circle, Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

Registrants telephone number including area code	(615) 377-0377

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

Aggregate market value of the voting and non-voting common stock of ACG Holdings, Inc. held by non-affiliates: Not applicable.

ACG Holdings, Inc. has 160,067 shares outstanding of its common stock, $.01 Par Value, as of May 31, 2004 (all of which are privately owned and not traded on a public market).

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our management’s views and assumptions as of the date of this Report regarding future events and operating performance. Statements that are not of historical fact are forward-looking statements and are contained throughout this Report including Items 1, 3, 7 and 7A hereof. Some of the forward-looking statements in this Report can be identified by the use of forward-looking terms such as “believes,” “intends,” “expects,” “may,” “will,” “estimates,” “should,” “could,” “anticipates,” “plans,” or other comparable terms. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond the control of ACG Holdings, Inc. (“Holdings”), together with its wholly-owned subsidiary, American Color Graphics, Inc. (“Graphics”), that could cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.

You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in the forward-looking statements:

•	a failure to achieve expected cost reductions or to execute other key strategies,

•	fluctuations in the cost of paper, ink and other key raw materials used,

•	changes in the advertising and print markets,

•	actions by our competitors, particularly with respect to pricing,

•	the financial condition of our customers,

•	downgrades of our credit ratings,

•	our financial condition and liquidity and our leverage and debt service obligations,

•	the general condition of the United States economy,

•	interest rate and foreign currency exchange rate fluctuations,

•	the level of capital resources required for our operations,

•	changes in the legal and regulatory environment,

•	the demand for our products and services, and

•	other risks and uncertainties, including the matters set forth in this Report generally and those described from time to time in our filings with the Securities and Exchange Commission.

All forward-looking statements in this Report are qualified by these cautionary statements and are made only as of the date of this Report. We do not undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1. BUSINESS

Overview

We are one of the leading printers of advertising inserts and newspaper products in the United States developed from a business that commenced operations in 1926. We believe our success is a result of the strong and longstanding relationships that we have developed with our customers by providing high quality, on-time and consistent solutions and our national footprint, which provides distribution efficiencies and shorter turnaround times. Customers for our print services include approximately 205 national and regional retailers and approximately 170 newspapers.

We are also one of the most technologically advanced providers of premedia services in the United States. Our premedia services segment provides our customers with a complete solution for the preparation and management of materials for printing, including the capture, manipulation, transmission and distribution of images.

Advertising Inserts. Our principal focus is on the printing of retail advertising inserts. In the fiscal year ended March 31, 2004 (“Fiscal Year 2004”), retail advertising inserts accounted for 86% of our total print segment sales, and in the fiscal year ended March 31, 2003 (“Fiscal Year 2003”), and the fiscal year ended March 31, 2002 (“Fiscal Year 2002”), accounted for 87% of our total print segment sales.

Customers in the advertising insert segment of the print industry, particularly large customers with a national presence, have increasingly demanded broader distribution capabilities, higher quality and greater flexibility from print service providers. This demand has resulted in the continued consolidation among printers within the industry. Heatset offset has become the dominant technology for printing advertising inserts due to its reliability, high print quality and flexibility. The industry is also experiencing increasing interest of newspapers to outsource their commercial printing, inserting and product mailings. As a result of these factors, we believe that the key factors for success in the advertising insert segment of the printing industry are price, quality, reliability, national presence and proximity to customers’ target markets, as well as strong customer service capabilities that foster lasting relationships.

Premedia Services. Premedia services consist of a number of necessary steps in the production and management of materials for printing, including the design creation and capture, manipulation, transmission and distribution of images, the majority of which leads to the production of a four-color image in a format appropriate for use by printers.

Unlike the advertising insert segment of the printing industry, the premedia services segment remains highly fragmented, with a large number of service providers and many in-house departments at larger retailers. We believe that premedia services are increasingly becoming a part of the total mix of services that print customers demand, and most of our major competitors in the print services segment offer premedia services. We believe that the key factors for success in the premedia services segment are the ability to provide comprehensive services, including both print services and managed premedia services, as well as technology leadership, which enhances customer loyalty and helps establish new print customer relationships.

Competitive Strengths

We believe our continued success, strong customer relationships and leading market position are primarily the result of the following competitive strengths:

Leading Provider of Print Solutions to Our Customers. We believe our success in serving our customers results primarily from the strong relationships that we have developed with them by providing high quality print and premedia services solutions at competitive prices. We take a proactive approach in adapting our offerings to the specific needs of our customers. We also provide our print customers with comprehensive post-press services, such as mailing and freight management. In our premedia services segment, we believe that we are one of a small number of companies that can provide a full range of premedia services, and we use those capabilities to primarily support our print sales. We also manage 14 facilities for customers at their offices, which enable us to develop strong relationships with them. We believe that our commitment to technology leadership and our ability and willingness to customize and improve our solutions for our customers significantly enhance our ability to develop and maintain lasting relationships.

Strong, Diverse Customer Base. The core of our customer base consists of growing, national companies with whom we have strong, long-standing relationships. We also have a broad customer base consisting of geographically diverse companies in a wide variety of industries. We provide printing services to approximately 170 newspapers and approximately 205 national and regional retailers, including hardware and home improvement retailers such as The Home Depot, electronics and appliance retailers such as Best Buy, general merchandisers such as Wal-Mart, drug store chains, such as Eckerd, grocery chains such as Jewel Foods, and clothing retailers such as Kohl’s Department Stores. None of these customers represent more than 10% of our sales. In addition, many of our print customers also use our premedia services. Overall, the customers of our premedia services segment are diverse and include large and medium-sized companies in the retail, publishing, catalog and packaging industries.

High Quality Assets and Investments in Technology. We believe that our 48 web heatset offset, nine flexographic and two coldset offset printing presses are generally among the most advanced in the industry. Through our comprehensive maintenance program, we are committed to extending the life and enhancing the reliability of these valuable assets. We also strive to incorporate new technology in our presses as it develops, and to acquire auxiliary equipment when needed, to improve our process controls and print quality, as well as to satisfy customer requirements. For example, our continued investment in pre-press, in-line and post-press technology has enabled us to both strengthen existing and develop new partnerships with our customers. In the premedia services segment, customers are continuously seeking ways to shorten their production cycles and reduce their costs. We believe that our equipment and software are among the most advanced available and position us well to address these requirements. We continuously strive to upgrade our equipment and integrate or develop more advanced software. For example, we offer a variety of solutions which provide our customers with better control of color, increased process control, shorter time to market and lower production costs.

National Footprint. In our print division, we believe our eight printing plants in the United States and one plant in Canada form a broad and efficient production and distribution network. These plants are located within convenient distribution distance of most major cities in the United States. Over the last two years, we have restructured our print operations. In Fiscal Year 2004, we consolidated our capacity with the related downsizing of one of our print facilities and in Fiscal Year 2003 we acquired five printing presses and repositioned seven other existing presses. These restructuring initiatives have enhanced our production and distribution network’s flexibility, turnaround times and logistical capabilities, allowing us to better distribute print products nationally in a timely manner. These qualities have been and are instrumental to our continued success in serving our customers, whose demands are increasingly complex. For instance, a number of our national customers routinely use numerous versions of the same advertising insert, which are adapted by region of the country. By coupling the flexibility of our heatset offset presses with our national footprint and our logistical capabilities, we have become one of the few printers that can reliably meet the demands of large national and regional accounts. In our premedia services division, we believe that our six facilities allow us to provide strong customer service nationwide. They also provide us with access to highly skilled technical personnel, provide redundancy and extra capacity during peak periods and allow for short turnaround times.

Competitive Cost Structure. We believe that we are one of the lowest cost producers of retail advertising inserts, and we intend to continue to reduce our overall operating costs. In our print business, we have reduced and are continuing to work to reduce the variable and fixed costs of production at our print facilities. Over the last 3 years in our print segment, we have closed one print facility, consolidated our capacity including the related downsizing of another facility, and have reduced our headcount while increasing our overall capacity. We have also used our economies of scale to reduce the cost of raw materials and enter into long-term agreements with our suppliers. In our premedia services business, we have reduced and are continuing to reduce our operating expenses primarily through the application of certain digital premedia production methodologies, facility consolidation and continued cost containment.

Strong Management Team. The eight members of our senior management team collectively have approximately 105 years of service with us, and have worked together for us as a team for over ten years. Our management team maintains a sharp focus on our customers, growth, quality and continued cost reduction, resulting in a strong competitive position and a well-defined strategy for the future.

Our Strategy

We are committed to enhancing the strong and longstanding relationships that we have with our existing customers and to building relationships with new customers by providing high quality, on-time and consistent solutions. As we work to meet our customers’ needs we are also committed to further reducing our operating costs. More specifically, our strategy consists of:

Growing Print Volumes Profitably through the Strength of our Customer Relationships. A significant number of our major customers are growing companies. We are committed to growing with our existing customers and adding new accounts on a profitable basis. We will continue to focus on providing excellent customer service, high quality print and premedia services solutions and reliable delivery of materials, all of which strengthen our customer relationships. We are also actively pursuing long-term printing and premedia opportunities similar to arrangements we have recently executed with certain of our customers.

Improving Customer and Service Mix. We expect to continue to adjust the mix of our customers and services within our print segment. We consistently monitor our customer and service mix to optimize profitability and asset utilization. As part of this process, we target customers who have geographic and service needs that match our capabilities. This approach allows us to provide better service to our customers, while generating higher margins. Also as part of this process, we target accounts, such as grocery and drug store chains, that generate weekly, non-seasonal demand for retail advertising insert printing services and enable us to maximize the use of our equipment throughout the year. In our premedia services division, we continue to pursue large-scale managed service opportunities, where we can work on-site with our customers to prepare materials for press, foster strong long-term relationships and enhance sales of our print solutions. We will continue to focus on high value-added, new business opportunities, particularly large-scale projects that will enable us to utilize the full breadth of the services and technologies we offer.

Continuing to Reduce Costs. We have a disciplined approach to cost reductions that is implemented on a plant-by-plant basis, and we are aggressively working to further reduce costs in our manufacturing operations. Our cost reduction program includes savings resulting from various restructuring initiatives that we put into place over the past several years as well as numerous other specific cost reduction initiatives and efficiency improvements which have been implemented. In our premedia services business, our use of advanced technology, facility consolidation and continued cost containment initiatives will enable us to reduce our capital costs and improve our digital premedia workflow, which we expect to further enhance the productivity of our employees and reduce the overall cost structure in this segment. In addition, we are continually working to further reduce our selling, general and administrative expenses.

Expanding our Printing Solutions through Disciplined Capital Expenditures. We are committed to providing our customers with the solutions they need at competitive prices. We will continue to be proactive in adapting our offerings to the specific needs of our customers, but we will do so only through a disciplined program of capital expenditures. We will expand our production capacity through the careful addition of equipment when opportunities support such an expansion. In our premedia services segment, we believe that investments in new technology have allowed and will continue to allow us to better market our service offerings to existing and new customers, including customers in our print segment who increasingly use shared service offerings.

Print Segment

Our print business, which accounted for approximately 89%, 90% and 88% of our sales in Fiscal Years 2004, 2003 and 2002, respectively, produces advertising inserts, comics and other publications.

Advertising Inserts. Retail advertising inserts accounted for 86% of print sales in Fiscal Year 2004 and 87% of print sales in Fiscal Years 2003 and 2002. We believe that we are one of the largest printers of retail advertising inserts in the United States. We print retail advertising inserts for approximately 205 retailers throughout the United States. Advertising inserts are preprinted advertisements, generally in color, that display products sold by a particular retailer or manufacturer, usually for a specific sale period. Advertising inserts are used extensively by many different retailers, including discount, department, supermarket, home center, drug and automotive stores. Inserts are an important and cost effective means of advertising for these merchants. Advertising inserts are primarily distributed through insertion in newspapers, but are also distributed by direct mail or in-store by retailers. As a result, advertising inserts are both time sensitive and seasonal.

Comics. Comics accounted for 8% of print sales in Fiscal Year 2004 and 7% of print sales in Fiscal Years 2003 and 2002. We believe that we are one of the largest printers of comics in the United States. Comics consist of Sunday newspaper comics, comic insert advertising and comic books. We print Sunday comics for approximately 170 newspapers in the United States and Canada and print a significant share of the annual comic book requirements of Marvel Entertainment Group, Inc.

Other Publications. Other publications, including local newspapers, TV guide listings and other publications, accounted for 6% of print sales in Fiscal Years 2004, 2003 and 2002.

Print Production. Our network of nine print plants in the United States and Canada is strategically well positioned to service our customers, providing us with distribution efficiencies and shorter turnaround times, two factors that we believe will allow our continuing success in servicing large national and regional accounts. There are primarily three printing processes used to produce advertising inserts and newspaper supplements: offset lithography (heatset and cold), rotogravure and flexography. We principally use heatset offset and flexographic web printing equipment in our print operations. Our printing equipment currently consists of 48 heatset offset presses, two coldset offset presses and nine flexographic presses, 56 of which we own. Most of our advertising inserts, publications and comic books are printed using the offset process, while substantially all of our Sunday newspaper comics and comic advertising inserts are printed using the flexographic process.

In the heatset offset process, the desired printed images are distinguished chemically from the non-image areas of a metal plate. This process allows the image area to attract solvent-based ink, which is then transferred from the plate to a rubber blanket and then to the paper surface, which we also refer to as the web. Once printed, the web goes through an oven that evaporates the solvents from the ink, thereby setting the ink on the paper. In the cold offset process, inks are set by the absorption of solvents into the paper. Due to the drying process, the heatset offset process can be utilized on a wide variety of papers. Generally, heatset offset presses have the ability to provide a more colorful and attractive product than cold offset presses.

The flexographic process differs from offset printing in that it utilizes relief image plates and water-based (as opposed to solvent-based) inks. The flexographic image area results from application of ink to the raised image surface on the plate, which is transferred directly to the paper. Once printed, the water-based inks are rapidly dried. Our flexographic printing generally can provide vibrant color reproduction at a lower cost than heatset offset printing. The strengths of flexography compared with the rotogravure and offset processes are faster press set-up times, reduced paper waste, reduced energy use and maintenance costs, and environmental advantages due to the use of water-based inks and the use of less paper. Faster press set-up times make the process particularly attractive to commercial customers with shorter runs and extensive product versioning.

In addition to press capacity, certain equipment parameters are critical to competing in the advertising insert market, including cut-off length, folder capabilities and certain in-line and off-line finishing capabilities. Cut-off length is one of the determinants of the size of the printed page. Folder capabilities for advertising inserts must include a wide variety of page sizes, page counts and page layouts. Finally, some advertising inserts require gluing or stitching of the product, adding cards, trimming and numbering. These production activities generally are done in-line with the press to meet the expedited delivery schedules required by many customers. We believe that our mix and configuration of presses and press services, allows for efficient tailoring of printing services to customers’ product needs.

In combination with our national account status with the United States Postal Service and our experience in such areas as list services, addressing accuracy and postal service, we are able to offer distribution and mailing services that help to maximize the advertising impact and financial return for our customers.

Premedia Services Segment

Our premedia services business accounted for approximately 11%, 10% and 12% of our Fiscal Years’ 2004, 2003 and 2002 sales, respectively. We believe we are one of the largest full-service providers of premedia services in the United States (based upon revenues) and a technological leader in this industry. Our premedia services business commenced operations in 1975. We provide these services nationwide within our print plants, our six stand-alone service locations and through our managed services sites, which are premedia services facilities at a customer location.

We assist customers in the capture, manipulation, transmission and distribution of images. The majority of this work leads to the production of a four-color image in a format appropriate for use by printers as well as other forms of media. We make page changes, including type changes, and combine digital page layout information with electronically captured and color-corrected four-color images. From these digital files, proofs, final corrections, and finally, four-color films or digital files are produced for each page. The final four-color films or digital files enable printers to prepare plates for each color resulting in the appearance of full color on the printed page generated. Our revenue from these traditional services is being supplemented by additional revenue sources including digital asset management, managed services, computer-to-plate services, creative services, conventional and digital photography, consulting and training services, multimedia and Internet services, and software and data-base management. We have been a leader in implementing these new technologies, which enables us to reduce unit costs and effectively service the increasingly complex demands of our customers more quickly than many of our competitors. We have also been one of the leaders in the integration of electronic page make-up, desktop computer-based design and layout, and digital cameras into premedia production. For example, we began offering our ColorSpace™ suite of services in Fiscal Year 2003, which provides our customers with better control of color, increased process control, shorter time to market and lower production costs.

Customers and Distribution

Customers. We sell our print products and services to a large number of customers, primarily retailers and newspapers. All of our products are produced in accordance with customer specifications. We perform approximately 49% of our print work, including the printing of retail advertising inserts, Sunday comics and comic books, under contracts ranging in term from one year to ten years. Many of the contracts automatically extend for one year unless there has been notice to the contrary from either of the contracting parties within a certain number of days before the end of any term. For the balance of our print work, we obtain varying time commitments from our customers ranging from job-to-job to annual allocations.

Our premedia services customers consist of retailers, newspaper and magazine publishers, catalog sales organizations, printers, consumer products companies, packaging manufacturers, advertising agencies and direct mail advertisers. Our customers typically have a need for high levels of technical expertise, short turnaround times and responsive customer service. In addition to our historical regional customer base, our premedia services business is increasingly focused on larger, national accounts that have a need for a broad range of fully integrated services and communication capabilities requiring leading edge technology.

The print and premedia services businesses have historically had certain common customers and our ability to cross-market is an increasingly valuable tool as computer-to-plate, regional versioning, electronic digital imaging, managed services and speed to market become more important to our customers. We believe cross-marketing enables us to provide more comprehensive solutions for our customers’ premedia and printing needs.

No single customer accounted for sales in excess of 10% of our consolidated sales in Fiscal Year 2004. Our top ten customers accounted for approximately 48% of our consolidated sales in Fiscal Year 2004.

Distribution. We distribute our print products primarily by truck to customer-designated locations (primarily newspapers and customer retail stores) and via mail. Distribution costs are generally paid by the customer, and most shipping is by common carrier. Our premedia services business generally distributes its products via electronic transmission, overnight express, or other methods of personal delivery.

Sales and Marketing

Our print and premedia services divisions each have their own highly skilled sales forces that work together to maximize our sales leverage by offering our customers multiple solutions utilizing the products and services of both our print and premedia services divisions. Each sales force is trained in the specific requirements of the market it serves to further allow us to maximize our sales success and works closely with our customers to help them successfully market their products.

Our print division employs approximately 30 sales professionals who are divided into two regions, the south and east region and the north and west region. These groups all specialize in the retail, newspaper and comic book markets. The premedia services division employs approximately 20 sales professionals who focus in the retail and commercial, publications and catalog, and packaging markets.

Competition

Commercial printing in the United States is a large, highly fragmented, capital-intensive industry and we compete with numerous national, regional and local printers. We believe that our largest competitors are Vertis, Inc. and Quebecor World Inc., and to a lesser degree, R. R. Donnelley & Sons Company. A trend of industry consolidation in recent years can be attributed to customer preferences for larger printers with a greater range of services, capital requirements and competitive pricing pressures. We believe that competition in the print business is based primarily on quality and service at a competitive price.

Our premedia services segment competes with numerous premedia services firms on both a national and regional basis. The industry is highly fragmented, primarily consisting of smaller local and regional companies, with only a few national full-service premedia services companies such as us, none of which has a significant nationwide market share.

Raw Materials

The primary raw materials used in our print business are paper and ink. We purchase most of our ink and related products under long-term ink supply contracts. Raw materials used in our premedia services processes include digital media, limited film usage and proofing substrate materials. In both of our business segments, there is an adequate supply of the necessary materials available from multiple vendors. We are not dependent on any single supplier and have had no significant problems in the past obtaining necessary raw materials.

Seasonality

Some of our print and premedia services business is seasonal in nature, particularly those revenues that are derived from advertising inserts. Generally, our sales from advertising inserts are highest during the following advertising periods: the Spring advertising season from March to May, the Back-to-School advertising season from July to August, and the Thanksgiving/Christmas advertising season from October to December. Sales of Sunday newspaper comics are not subject to significant seasonal fluctuations. Our strategy includes and will continue to include the mitigation of the seasonality of our print business by increasing our sales to customers whose own sales are less seasonal, such as food and drug companies, and who utilize advertising inserts more frequently.

Backlog

Because our print and premedia services products are required to be delivered soon after final customer orders are received, we do not experience any backlog of unfilled customer orders.

Our Employees

As of May 31, 2004, we had a total of approximately 2,250 employees. Approximately 150 employees are represented by a collective bargaining agreement. We consider our relations with our employees to be excellent.

Governmental and Environmental Regulations

We are subject to regulation under various federal, state and local laws relating to employee safety and health, and to the generation, storage, transportation, disposal and emission into the environment of hazardous substances. We believe that we are in material compliance with such laws and regulations. Although compliance with such laws and regulations in the future is likely to entail additional capital expenditures, we do not anticipate that such expenditures will be material. See “Legal Proceedings - Environmental Matters” appearing elsewhere in this Report.

ITEM 2. PROPERTIES

We operate in 15 locations in 11 states and Canada. We own seven print plants in the United States and one in Canada and lease one print plant in the United States. Our premedia services business has six stand-alone production locations, all of which are leased. The premedia services division also operates premedia services facilities on the premises of several of our customers. In addition, we maintain one small executive office in Connecticut and our headquarters facility in Brentwood, Tennessee, both of which are leased. We believe that our plants and facilities are adequately equipped and maintained for present and planned operations.

ITEM 3. LEGAL PROCEEDINGS

We have been named as a defendant in several legal actions arising from our normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Environmental Matters

Graphics, together with over 300 other persons, was designated by the U. S. Environmental Protection Agency as a potentially responsible party, or a PRP under the Comprehensive Environmental Response Compensation and Liability Act, which we refer to as CERCLA or Superfund, at a solvent recovery operation that closed in 1989. Although liability under CERCLA may be imposed on a joint and several basis and our ultimate liability is not precisely determinable, the PRPs have agreed in writing that Graphics’ share of removal costs is approximately 0.583%; therefore we believe that our share of the anticipated remediation costs at such site will not be material to our business or consolidated financial statements as a whole.

Graphics received written notice, dated May 10, 2004, of its potential liability in connection with the Gibson Environmental Site at 2401 Gibson Street, Bakersfield, California. Gibson Environmental, Inc. operated the (six acre) Site as a storage and treatment facility for used oil and contaminated soil from June 1987 through October 1995. Graphics received the notice and a Settlement Offer from LECG, a consultant representing approximately 60 companies comprising the Gibson Group Trust. We have begun our investigation into this matter but we believe our potential liability in connection with this Site will not be material to our business or financial statements as a whole.

Based upon an analysis of Graphics’ volumetric share of waste contributed to these sites, we maintain a reserve of approximately $0.1 million in connection with these liabilities in our consolidated balance sheet at March 31, 2004. We believe this amount is adequate to cover such liabilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established public market for the common stock of either Holdings or Graphics.

Holders

As of May 31, 2004, there were approximately 100 record holders of Holdings’ common stock. Holdings is the sole shareholder of Graphics’ common stock.

Dividends

There have been no cash dividends declared on any class of common equity for the two most recent fiscal years. See restrictions on Holdings’ ability to pay dividends and Graphics’ ability to transfer funds to Holdings in note 1 to our consolidated financial statements appearing elsewhere in this Report.

Recent Sales of Unregistered Securities

During the third quarter of Fiscal Year 2004, a former officer exercised options to purchase 1,125 shares of Holdings’ common stock for $.01/share. During the fourth quarter of Fiscal Year 2003, a former officer exercised options to purchase 518 shares of Holdings’ common stock for $.01/share. During the third quarter of Fiscal Year 2003, certain officers exercised options to purchase an aggregate of 20,012 shares of Holdings’ common stock for $.01/share. The securities that were sold were exempt from registration on the basis that all such officers are “accredited investors” as defined by the rules of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is selected financial data for and as of the fiscal years ended March 31, 2004, 2003, 2002, 2001 and 2000. The balance sheet data as of March 31, 2004, 2003, 2002, 2001, 2000 and the statements of operations data for the fiscal years ended March 31, 2004, 2003, 2002, 2001 and 2000 are derived from the audited consolidated financial statements for such periods and at such dates. The selected financial data below, for the fiscal years ended March 31, 2004, 2003, 2002, 2001 and 2000, also reflects our digital visual effects business (“Digiscope”) as a discontinued operation.

This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements appearing elsewhere in this Report.

ACG Holdings, Inc.
Selected Financial Data

	Fiscal Year Ended March 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Statements of Operations Data:
Sales	$471,102	517,139	539,208	600,021	550,698
Cost of sales	409,321	445,493	460,283	501,338	457,913

Gross profit	61,781	71,646	78,925	98,683	92,785
Selling, general and administrative expenses	32,734	37,614	38,523	44,471	44,666
Restructuring costs and other special charges (a)	8,140	1,722	12,920	—	—

Operating income	20,907	32,310	27,482	54,212	48,119
Interest expense, net	34,166	28,584	29,806	32,929	33,798
Loss on early extinguishment of debt (b)	3,196	—	—	—	—
Other expense	489	1,503	624	1,154	627
Income tax expense (benefit) (c)	11,441	1,559	(5,073)	(4,927)	2,189

Income (loss) from continuing operations	(28,385)	664	2,125	25,056	11,505
Discontinued operations: (d)
Loss from operations, net of $0 tax	12	979	1,403	633	2,035
Loss on disposal, net of $0 tax	444	—	—	—	—

Net income (loss)	$(28,841)	(315)	722	24,423	9,470

Balance Sheet Data (at end of period):
Working capital (deficit)	$(15,772)	(29,820)	(865)	15,288	(2,973)
Total assets	$267,913	278,441	280,513	302,202	303,812
Long-term debt and capitalized leases, including current installments	$298,298	231,757	252,792	261,706	277,344
Stockholders’ deficit	$(188,775)	(107,699)	(96,020)	(85,867)	(109,389)
Other Data:
Net cash provided by operating activities	$21,163	45,647	38,216	40,913	38,774
Net cash used by investing activities	$(13,118)	(27,446)	(16,493)	(19,006)	(24,145)
Net cash used by financing activities	$(7,924)	(22,680)	(17,189)	(21,968)	(14,576)
Capital expenditures (including lease obligations entered into)	$15,966	28,652	24,550	25,271	22,724
Ratio of earnings to fixed charges (e)	—	1.07x	—	1.58x	1.38x
EBITDA (f)	$41,054	54,279	56,654	87,111	79,243

NOTES TO SELECTED FINANCIAL DATA

(a)	In January 2004, we approved a restructuring plan for our print and premedia services segments, which was designed to improve operating efficiency and profitability. We recorded $5.7 million of costs under this plan in Fiscal Year 2004.

In July 2003, we implemented a restructuring plan for our print and premedia services segments to further reduce our selling, general and administrative expenses. We recorded $1.8 million of costs under this plan in Fiscal Year 2004.

In the fourth quarter of Fiscal Year 2003, we approved a restructuring plan for our print and premedia services segments, which was designed to improve operating efficiency and profitability. We recorded $1.2 million of costs under this plan in Fiscal Year 2003.

In January 2002, we approved a restructuring plan for our print and premedia services segments, which was designed to improve asset utilization, operating efficiency and profitability. We recorded $8.6 million of costs under this plan in Fiscal Year 2002. We recorded an additional $0.4 million of costs for this plan in Fiscal Year 2004.

In addition, we recorded $0.4 million, $0.5 million and $4.3 million of other special charges in our print and premedia services divisions in Fiscal Year 2004, Fiscal Year 2003 and Fiscal Year 2002, respectively. See note 14 to our consolidated financial statements appearing elsewhere in this Report for further discussion of this restructuring activity.

(b)	As part of a refinancing transaction entered into on July 3, 2003, we recorded a loss related to early extinguishment of debt of $3.2 million, net of zero taxes. This loss related to the write-off of deferred financing costs associated with the old bank credit agreement and the 12¾% Senior Subordinated Notes Due 2005 (the “12¾% Notes”) .

(c)	In the second quarter of Fiscal Year 2004, the valuation allowance for deferred tax assets was increased by $12.8 million, resulting in a corresponding debit to deferred income tax expense. This adjustment reflected a change in circumstances which resulted in a judgment that, based on the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) that restrict our ability to consider forecasts of future income, a corresponding amount of deferred tax assets may not be realized. The change in circumstances arose from our assessment of the economic climate, particularly the continuance of competitive pricing pressures in our industry, and the expected increase in annual interest costs arising from the issuance of our 10% Senior Second Secured Notes Due 2010 (the “10% Notes”) in July 2003 (see note 6 to our consolidated financial statements appearing elsewhere in the Report) that have provided negative evidence about our ability to realize certain deferred tax assets. We will reverse our valuation allowance into income when and to the extent sufficient evidence arises to support the realization of the related deferred tax assets. The valuation allowance increased by $18.4 million in Fiscal Year 2004 as a result of changes in the deferred tax items. This increase primarily includes the $12.8 million increase discussed above and a $5.6 million increase related to the tax effect of temporary differences generating deferred tax assets (which is net of a decrease of $1.3 million related to the tax effect of the decrease in the minimum pension liability, a component of other comprehensive loss). In the third quarter of Fiscal Year 2004, we recorded an adjustment of $2.2 million to reflect the tax benefit associated with a change in estimate with respect to our income tax liability.

The valuation allowance increased by $3.5 million in Fiscal Year 2003 as a result of changes in the deferred tax items. This increase is primarily due to a $5.0 million increase related to the tax effect of the minimum pension liability, which is a component of other comprehensive loss, partially offset by a decrease in other temporary differences generating deferred tax assets.

In the fourth quarter of Fiscal Year 2002, the valuation allowance for deferred tax assets was reduced by $5.5 million, resulting in a corresponding credit to deferred income tax expense. This adjustment reflected a change in circumstances which resulted in a judgment that a corresponding amount of our deferred tax assets would be realized in future years. The valuation allowance decreased by $0.1 million during Fiscal Year 2002 as a result of changes in the deferred tax items. This decrease primarily includes the $5.5 million decrease discussed above and a $4.2 million increase related to the tax effect of the minimum pension liability, which is a component of other comprehensive loss.

(d)	In June 2003, we made a strategic decision to sell the operations of our digital visual effects business, Digiscope, for a de minimis amount. This resulted in a net loss of approximately $0.4 million in the quarter ended June 30, 2003, which is net of zero income tax benefits. As a result of this sale, Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operations are segregated in our consolidated financial statements. Sales, cost of sales and selling, general and administrative expenses attributable to Digiscope for Fiscal Years 2003, 2002, 2001 and 2000 have been reclassified and presented within discontinued operations.

(e)	The ratio of earnings to fixed charges is calculated by dividing earnings (representing consolidated pretax income or loss from continuing operations) before fixed charges by fixed charges. Fixed charges consist of interest expense, net amortization of debt issuance expense, and that portion of operating lease rental expense which we deem to be representative of interest. The deficiency in earnings to cover fixed charges is computed by subtracting earnings before fixed charges, income taxes and discontinued operations from fixed charges. The deficiency in earnings required to cover fixed charges for Fiscal Years 2004 and 2002 was $16.9 million and $2.9 million, respectively.

(f)	We have included EBITDA because we believe that investors regard EBITDA as a key measure of a leveraged company’s performance and ability to meet its future debt service requirements. EBITDA is defined as earnings before net interest expense, income tax expense (benefit), depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Our calculation of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. Certain covenants in our debt instruments are based on EBITDA, subject to certain adjustments. The following table provides a reconciliation of EBITDA to net income (loss):

	Fiscal Year Ended March 31,
	2004	2003	2002	2001	2000
	(In thousands)
EBITDA	$41,054	54,279	56,654	87,111	79,243
Depreciation and amortization	(24,288)	(24,451)	(31,199)	(34,686)	(33,786)
Interest expense, net	(34,166)	(28,584)	(29,806)	(32,929)	(33,798)
Income tax (expense) benefit	(11,441)	(1,559)	5,073	4,927	(2,189)

Net income (loss)	$(28,841)	(315)	722	24,423	9,470

The following items are included in the determination of EBITDA and net income (loss) above:

	Fiscal Year Ended March 31,
	2004	2003	2002	2001	2000
	(In thousands)
Restructuring costs	$7,768	1,191	8,638	—	—
Other special charges	372	531	4,282	—	—
Non-recurring plant consolidation costs	—	—	—	—	505
Loss on early extinguishment of debt	3,196	—	—	—	—
Loss from discontinued operations	456	979	1,403	633	2,035

Total	$11,792	2,701	14,323	633	2,540

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The most important drivers of our results of operations are:

•	the relationships we have developed with key long-term customers and the capital we have devoted to those relationships;

•	the balance between capacity and demand in our industry sector; and

•	our experienced management team’s clear focus on servicing the retail advertising insert and newspaper markets.

We believe that our willingness to customize and improve customer solutions and our commitment to technology leadership significantly enhances our ability to develop and maintain lasting relationships. We provide our print customers with comprehensive services and solutions at our print facilities and through our premedia services division. In the premedia services business, we believe that we are one of a small number of companies that can provide a full range of premedia services, and we use those capabilities to support our print sales. We also manage 14 facilities for customers at their offices, which enables us to develop strong and long-term relationships with them.

We have experienced significant competitive pricing pressures over the past two years as a result of a weak retail market, continuing excess industry capacity and the aggressive pricing strategies of certain competitors. Our pricing levels in the fiscal year ending March 31, 2005 (“Fiscal Year 2005”) are projected to be lower on average than prices during Fiscal Year 2004. We continue to be committed, however, to providing comprehensive solutions at competitive prices. We believe that we are one of the lowest cost producers of retail advertising inserts, and we intend to continue to reduce our overall operating costs. In our print business, we have reduced, and are continuing to work to reduce, the variable and fixed costs of production and selling, general and administrative costs through our various restructuring programs and ongoing disciplined and focused cost reduction initiatives at our print facilities. In our premedia services business, we have reduced and are continuing to reduce manufacturing costs and selling, general and administrative expenses primarily through the application of certain digital premedia production methodologies, technological leadership, facility consolidation and continued cost containment initiatives. See “–Recent Performance” and “–Our Restructuring and Cost Reduction Initiatives” below.

We are one of the leading printers of retail advertising inserts in the United States. In Fiscal Year 2004, retail advertising inserts accounted for 86% of our total print segment sales and in both Fiscal Years 2003 and 2002 accounted for 87% of our total print segment sales. The focus and attention of our entire management team is dedicated to serving the retail advertising insert market. We have made, and will continue to make, disciplined strategic capital investments to enable us to maintain our position as a leader in the retail advertising insert market.

In addition to the drivers discussed above, the cost of raw materials used in our print business, which are primarily paper and ink, affects our results of operations. The cost of paper is a principal factor in our overall pricing to our customers. As a result, the level of paper costs and the proportion of paper supplied by our customers have a significant impact on our reported sales. In Fiscal Year 2002, demand for advertising declined, resulting in reduced paper requirements. The reduction in demand resulted in a decline in paper prices throughout Fiscal Year 2002. During Fiscal Year 2003, paper prices were on average at lower levels than comparable periods in the prior year. During Fiscal Year 2004, paper prices fluctuated and ended at levels which were higher on average than the prior year. In accordance with industry practice, we generally pass through increases in the cost of paper to customers in the cost of printed products, while decreases in paper costs generally result in lower prices to customers.

Variances in gross profit margin are impacted by product and customer mix and are also affected by changes in sales resulting from changes in paper prices and changes in the level of customer supplied paper. Our gross margin may not be comparable from period to period because of the impact of changes in paper prices and the levels of customer supplied paper included within sales.

A portion of our print and premedia services business is seasonal in nature, particularly those revenues that are derived from retail advertising inserts. Generally, our sales from retail advertising inserts are highest during the following advertising periods: the Spring advertising season from March to May, the Back-to-School advertising season from July to August, and the Thanksgiving/Christmas advertising season from October to December. Sales of Sunday newspaper comics are not subject to significant seasonal fluctuations. Our strategy includes, and will continue to include, the mitigation of the seasonality of our print business by increasing our sales to customers whose own sales are less seasonal, such as food and drug companies, and who utilize retail advertising inserts more frequently.

Recent Performance

During Fiscal Year 2004, we continued to operate in a very competitive market environment. Our profitability was negatively impacted by the competitive pricing environment in both the print and premedia segments. In addition, we experienced increases in various operating costs including health, energy, pension and bad debt expenses as well as increased foreign exchange losses. Our print production volume for the full year showed a slight improvement versus Fiscal Year 2003. Production volume in the fourth quarter ended March 31, 2004, however, declined approximately 5% from the comparable period in the prior year. This decline was largely due to certain customer share losses associated with the aggressive pricing strategies of certain competitors. We anticipate that as a result of these share losses, our volume levels in Fiscal Year 2005 will be lower than in Fiscal Year 2004.

In this environment, we have been extremely focused on improved productivity and disciplined cost management. We have been able to partially offset the negative impact of the above items through efficiencies resulting from our various restructuring initiatives and other cost reduction and productivity improvement programs across our print and premedia operations as well as reductions in our selling, general and administrative expense categories (see “–Our Restructuring Results and Cost Reduction Initiatives” below). We anticipate continued improvements in our cost structure during Fiscal Year 2005 related to these various restructuring programs and cost reduction initiatives.

In June 2003, we made a strategic decision to sell the operations of our digital visual effects business, Digiscope. The sale of Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operations are segregated in our consolidated financial statements. Sales, cost of sales and selling, general and administrative expenses attributable to Digiscope for Fiscal Years 2003 and 2002 have been reclassified and presented within discontinued operations.

Our Restructuring Results and Cost Reduction Initiatives

We have successfully implemented significant cost reductions annually over the past several years. In January of 2002, we approved a restructuring plan that was designed to improve asset utilization to achieve new levels of operating efficiencies and greater profitability for our print and premedia services segments. The key initiatives under this restructuring plan included:

•	closing our Hanover, Pennsylvania print facility and our West Palm Beach, Florida premedia services facility;

•	downsizing our Buffalo, New York premedia services facility; and

•	eliminating certain administrative positions.

These actions resulted in the elimination of 189 positions within our company.

A large portion of work performed at the closed and downsized facilities, as well as the equipment removed from those facilities, was reallocated to our other print and premedia services facilities. These restructuring initiatives led to increased sales and allowed us to improve our overall asset utilization. Profitability was improved as a result of the reduction in overhead costs while we continued to service our print customers and many of premedia services customers from the closed and downsized facilities at our other print and premedia services facilities.

In the fourth quarter of Fiscal Year 2003, we implemented a restructuring plan designed to further improve profitability. We closed our premedia services facility in Nashville, Tennessee, which allowed us to reallocate certain employees and equipment from that facility to our other facilities. This plan resulted in the elimination of 30 positions within our company. In July 2003, we implemented a restructuring plan to further reduce selling, general and administrative expenses in our print and premedia services segments. This plan resulted in the termination of four administrative employees. These programs allowed us to further decrease our manufacturing and overhead costs.

In January 2004, we approved a restructuring plan for the print and premedia services segments that was designed to improve operating efficiency and profitability. This plan included a consolidation of capacity and the related downsizing of a print facility in Stevensville, Ontario, a reduction of personnel in other print and premedia facilities and the elimination of certain selling and administrative positions. These actions included the elimination of 208 positions within our company. We anticipate annualized cost savings from this recent initiative to approximate $10 million.

In summary, our restructuring initiatives since January 2002 have resulted in the elimination of approximately 431 positions within our company, the closure of one print facility and two premedia services facilities and the downsizing of one print facility and one premedia services facility. As a result of these actions, we recognized restructuring expenses of $7.7 million, $1.2 million and $8.6 million, in Fiscal Years 2004, 2003 and 2002, respectively. In Fiscal Years 2004, 2003 and 2002, we also recorded other special charges associated with these programs of $0.4 million, $0.5 million and $4.3 million, respectively. We expect to make cash payments of approximately $4.9 million of the accrued restructuring costs during Fiscal Year 2005, $1.4 million during fiscal year ending March 31, 2006 (“Fiscal Year 2006”) and the remainder, approximately $0.1 million, in the fiscal year ending March 31, 2007 (“Fiscal Year 2007”) associated with these programs. See note 14 to our consolidated financial statements appearing elsewhere in this Report.

In addition to benefits related to the above restructuring programs, we have also been successful in improving our efficiencies and reducing our overall costs through ongoing productivity and income improvement initiatives at our operating facilities. We have also been successful in reducing our selling, general and administrative cost structure.

The following table summarizes our historical results of continuing operations for Fiscal Years 2004, 2003 and 2002. Certain prior period presentation has been reclassified to conform to current period information for both the print and premedia services divisions.

	Fiscal Year Ended March 31,
	2004	2003	2002
	(Dollars in thousands)
Sales
Print	$418,004	463,071	475,955
Premedia Services	53,098	54,068	63,253

Total	$471,102	517,139	539,208

Gross Profit
Print	$47,537	57,826	64,713
Premedia Services	14,239	13,818	14,198
Other	5	2	14

Total	$61,781	71,646	78,925

Gross Margin
Print	11.4%	12.5%	13.6%
Premedia Services	26.8%	25.6%	22.5%
Total	13.1%	13.9%	14.6%
Operating Income (Loss)
Print (a)	$18,300	33,000	33,188
Premedia Services (a)	6,119	3,129	765
Other (b)	(3,512)	(3,819)	(6,471)

Total	$20,907	32,310	27,482

(a)	Print and premedia services’ operating income in Fiscal Year 2004 includes the impact of restructuring costs of $7.1 million and $0.6 million, respectively. Print operating income in Fiscal Year 2004 also includes $0.4 million of other special charges. In Fiscal Year 2003, both print and premedia services’ operating income includes the impact of restructuring costs of $0.6 million each. Print and premedia services’ operating income in Fiscal Year 2003 also includes $0.2 million and $0.3 million, respectively, of other special charges related to non-cash asset write-offs and write-downs. Print and premedia services’ operating income in Fiscal Year 2002 includes the impact of restructuring costs of $6.5 million and $2.1 million, respectively. Print and premedia services’ operating income in Fiscal Year 2002 also includes $3.9 million and $0.4 million of other special charges related to non-cash asset write-offs and write-downs, respectively. See “—Our Restructuring Results and Cost Reduction Initiatives” above.

(b)	Also includes corporate general and administrative expenses in Fiscal Years 2004, 2003 and 2002, and $3.0 million of goodwill amortization expense in Fiscal Year 2002.

Historical Results of Operations

Fiscal Year 2004 vs. Fiscal Year 2003

Total sales decreased 8.9% to $471.1 million in Fiscal Year 2004 from $517.1 million in Fiscal Year 2003. This decrease reflected a decrease in print sales of $45.1 million, or 9.7%, and a decrease in premedia services’ sales of $1.0 million, or 1.8%. Total gross profit decreased to $61.8 million, or 13.1% of sales, in Fiscal Year 2004 from $71.6 million, or 13.9% of sales, in Fiscal Year 2003. Total operating income decreased to $20.9 million, or 4.4% of sales, in Fiscal Year 2004 from $32.3 million, or 6.2% of sales, in Fiscal Year 2003. See the discussion of these changes by segment below.

Print

Sales. Print sales decreased $45.1 million to $418.0 million in Fiscal Year 2004 from $463.1 million in Fiscal Year 2003. The decrease in Fiscal Year 2004 was largely attributable to an increase in customer supplied paper, the impact of competitive pricing pressures and certain changes in product and customer mix. These decreases were offset in part by the impact of increased paper prices and a slight increase in print production volume (see “—Value Added Revenue and Print Impressions for the Print Segment” below).

Gross Profit. Print gross profit decreased $10.3 million to $47.5 million in Fiscal Year 2004 from $57.8 million in Fiscal Year 2003. Print gross margin decreased to 11.4% in Fiscal Year 2004 from 12.5% in Fiscal Year 2003. The decrease in gross profit includes the impact of competitive pricing pressures, certain changes in product and customer mix, foreign exchange losses associated with our Canadian operations and increases in certain operating expenses including energy, pension and health costs. These decreases were offset in part by the slight increase in print production volume. The decrease in gross margin includes these items, coupled with the impact of increased paper prices and increased levels of customer supplied paper reflected in sales. Our gross margin may not be comparable from period to period because of the impact of changes in paper prices and levels of customer supplied paper included within sales.

Selling, General and Administrative Expenses. Print selling, general and administrative expenses decreased $2.2 million to $21.8 million, or 5.2% of print sales, in Fiscal Year 2004, from $24.0 million, or 5.2% of print sales, in Fiscal Year 2003. This decrease includes benefits related to various cost containment initiatives, offset in part by certain other increases including the impact of the change in our estimates related to the allowance for doubtful accounts.

Restructuring Costs and Other Special Charges. Restructuring costs and other special charges increased $6.7 million to $7.5 million in Fiscal Year 2004 from $0.8 million in Fiscal Year 2003. See “—Our Restructuring Results and Cost Reduction Initiatives” above.

Operating Income. As a result of the above factors, operating income from the print business decreased $14.7 million to $18.3 million in Fiscal Year 2004 from $33.0 million in Fiscal Year 2003.

Premedia Services

Sales. Premedia services’ sales decreased $1.0 million to $53.1 million in Fiscal Year 2004 from $54.1 million in Fiscal Year 2003. The decrease in Fiscal Year 2004 includes the impact of competitive pricing pressures and the continuance of weak overall premedia market conditions offset in part by increases in our packaging premedia business.

Gross Profit. Premedia services’ gross profit increased $0.4 million to $14.2 million in Fiscal Year 2004 from $13.8 million in Fiscal Year 2003. Premedia services’ gross margin increased to 26.8% in Fiscal Year 2004 from 25.6% in Fiscal Year 2003. The increases in gross profit and gross margin were primarily the result of reduced manufacturing costs related to various cost containment programs, the closure of a premedia services facility and the increase in our packaging premedia business.

Selling, General and Administrative Expenses. Premedia services’ selling, general and administrative expenses decreased $2.3 million to $7.5 million, or 14.0% of premedia services’ sales in Fiscal Year 2004, from $9.8 million, or 18.1% of premedia services’ sales in Fiscal Year 2003. This decrease includes reductions in both the selling and administrative areas due to various cost containment initiatives.

Restructuring Costs and Other Special Charges. Restructuring costs and other special charges decreased $0.3 million to $0.6 million in Fiscal Year 2004 from $0.9 million in Fiscal Year 2003. See “—Our Restructuring Results and Cost Reduction Initiatives” above.

Operating Income. As a result of the above factors, premedia services’ operating income increased $3.0 million to $6.1 million in Fiscal Year 2004 from $3.1 million in Fiscal Year 2003.

Other Operations

Other operations consist of corporate general and administrative expenses. In Fiscal Year 2004, operating losses from other operations improved to a loss of $3.5 million from a loss of $3.8 million in Fiscal Year 2003. This decrease primarily includes the impact of reductions in certain employee related expenses.

Interest Expense

In Fiscal Year 2004, interest expense increased 19.2% to $34.2 million from $28.7 million in Fiscal Year 2003. This increase is largely due to the higher levels of indebtedness associated with our 2003 Refinancing. In addition, interest expense in Fiscal Year 2004 includes incremental interest expense of approximately $1.7 million related to the 30 day call provision associated with the 12 3/4% Notes. See note 6 to our consolidated financial statements appearing elsewhere in this Report.

Loss on Early Extinguishment of Debt

In Fiscal Year 2004, we incurred a charge of approximately $3.2 million, net of $0 taxes, related to the write-off of deferred financing costs associated with our old bank credit agreement and the 12 3/4% Notes. See note 6 to our consolidated financial statements appearing elsewhere in this Report.

Income Taxes

In Fiscal Year 2004, tax expense increased to $11.4 million from $1.6 million in Fiscal Year 2003. This increase was primarily due to a Fiscal Year 2004 adjustment to the valuation allowance of $12.8 million, which resulted in a corresponding debit to deferred income tax expense. This adjustment reflected a change in circumstances which resulted in a judgment that, based on the provisions of SFAS 109 that restrict our ability to consider forecasts of future income, a corresponding amount of deferred tax assets may not be realized. The change in circumstances arose from our assessment of the economic climate, particularly the continuance of competitive pricing pressures in our industry, and the expected increase in annual interest costs arising from the issuance of our 10% Notes in July 2003 (see note 6 to our consolidated financial statements appearing elsewhere in this Report) that have provided negative evidence about our ability to realize certain deferred tax assets. We will reverse our valuation allowance into income when and to the extent sufficient positive evidence arises to support the realization of the related deferred tax assets. The increase in tax expense from the adjustment to the valuation allowance was partially offset by an adjustment of $2.2 million recorded to reflect a change in estimate with respect to our income tax liability.

Discontinued Operations

In June 2003, we sold the operations of Digiscope for a de minimis amount. This resulted in a net loss of approximately $0.4 million in the quarter ended June 30, 2003, which is net of zero income tax benefits. As a result of this sale, Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operating results for Fiscal Year 2003 have been reclassified and presented within discontinued operations in our consolidated financial statements appearing elsewhere in this Report.

Net Income (Loss)

As a result of the factors discussed above, our net income (loss) increased to a loss of $28.8 million in Fiscal Year 2004 from a loss of $0.3 million in Fiscal Year 2003. Included in the Fiscal Year 2004 net loss are the following charges which aggregate $24.1 million: (1) $8.1 million of restructuring costs and other special charges, (2) net non-cash deferred tax expense of $10.6 million associated with changes in estimates related to the Company’s income tax accounts, (3) refinancing related expenses of $4.9 million including the loss on early extinguishment of debt and incremental interest related to the 30 day call provision associated with the 12 3/4% Notes, and (4) discontinued operations losses of $0.5 million. The Fiscal Year 2003 net loss included $1.7 million of restructuring costs and other special charges.

Minimum Pension Liability

In compliance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), we decreased our minimum pension liability to approximately $20.2 million in Fiscal Year 2004 from approximately $23.4 million in Fiscal Year 2003. This decrease included the impact of improved investment markets during calendar year 2003, offset in part by a reduction in our discount rate from 7.0% to 6.5%. This liability represented the amount by which the accumulated benefit obligation exceeded the fair value of the plan assets at March 31, 2004 and March 31, 2003. The recording of this liability had no impact on our consolidated statements of operations for Fiscal Years 2004 and 2003, but was recorded as a component of other comprehensive loss in our consolidated statements of stockholders’ deficit at March 31, 2004 and March 31, 2003.

Fiscal Year 2003 vs. Fiscal Year 2002

Total sales decreased 4.1% to $517.1 million in Fiscal Year 2003 from $539.2 million in Fiscal Year 2002. This decrease primarily reflected a decrease in print sales of $12.9 million, or 2.7%, and a decrease in premedia services’ sales of $9.2 million, or 14.5%. Total gross profit decreased to $71.6 million, or 13.9% of sales, in Fiscal Year 2003 from $78.9 million, or 14.6% of sales, in Fiscal Year 2002. Total operating income increased to $32.3 million, or 6.2% of sales, in Fiscal Year 2003 from $27.5 million, or 5.1% of sales, in Fiscal Year 2002. See the discussion of these changes by segment below.

Print

Sales. Print sales decreased $12.9 million to $463.1 million in Fiscal Year 2003 from $476.0 million in Fiscal Year 2002. The decrease in Fiscal Year 2003 was largely attributable to the impact of decreased paper prices, as well as an increase in customer supplied paper and the impact of competitive pricing pressures and certain changes in product and customer mix. These decreases were offset in part by an increase of approximately 7.4% in print production volume (see “—Value Added Revenue and Print Impressions for the Print Segment” below) as a result of sales successes with new customers and increasing our share of the business with certain existing customers.

Gross Profit. Print gross profit decreased $6.9 million to $57.8 million in Fiscal Year 2003 from $64.7 million in Fiscal Year 2002. Print gross margin decreased to 12.5% in Fiscal Year 2003 from 13.6% in Fiscal Year 2002. The decrease in gross profit includes certain expenses incurred during Fiscal Year 2003 associated with the installation and start-up of 12 printing presses including seven presses relocated from our other print facilities, the impact of competitive pricing pressures and certain changes in product and customer mix. These decreases were offset in part by the increased print production volume. The decrease in gross margin includes these items offset in part by the impact of decreased paper prices and increased levels of customer supplied paper reflected in sales. Our gross margin may not be comparable from period to period because of the impact of changes in paper prices and levels of customer supplied paper included within sales.

Selling, General and Administrative Expenses. Print selling, general and administrative expenses increased $2.8 million to $24.0 million, or 5.2% of print sales, in Fiscal Year 2003, from $21.2 million, or 4.5% of print sales, in Fiscal Year 2002. This increase was primarily attributable to the impact in Fiscal Year 2002 of the change in our estimates related to the allowance for doubtful accounts, as well as increases in selling and administrative costs.

Restructuring Costs and Other Special Charges. Restructuring costs and other special charges decreased $9.6 million to $0.8 million in Fiscal Year 2003 from $10.4 million in Fiscal Year 2002. See “—Our Restructuring Results and Cost Reduction Initiatives” above.

Operating Income. As a result of the above factors, operating income from the print business decreased $0.2 million to $33.0 million in Fiscal Year 2003 from $33.2 million in Fiscal Year 2002.

Premedia Services

Sales. Premedia services’ sales decreased $9.2 million to $54.1 million in Fiscal Year 2003 from $63.3 million in Fiscal Year 2002. The decrease in Fiscal Year 2003 was largely the result of reduced premedia services production volume associated with weak market conditions, as well as the impact of certain premedia facility closures. See “—Our Restructuring Results and Cost Reduction Initiatives” above.

Gross Profit. Premedia services’ gross profit decreased $0.4 million to $13.8 million in Fiscal Year 2003 from $14.2 million in Fiscal Year 2002. Premedia services’ gross margin increased to 25.6% in Fiscal Year 2003 from 22.5% in Fiscal

Year 2002. The decrease in gross profit was primarily the result of reduced premedia services production volume, offset in part by reduced manufacturing costs related to various cost containment programs and certain premedia services facility closures.

Selling, General and Administrative Expenses. Premedia services’ selling, general and administrative expenses decreased $1.1 million to $9.8 million, or 18.1% of premedia services’ sales in Fiscal Year 2003, from $10.9 million, or 17.2% of premedia services’ sales in Fiscal Year 2002. This decrease was primarily attributable to decreased selling expenses.

Restructuring Costs and Other Special Charges. Restructuring costs and other special charges decreased $1.6 million to $0.9 million in Fiscal Year 2003 from $2.5 million in Fiscal Year 2002. See “—Our Restructuring Results and Cost Reduction Initiatives” above.

Operating Income. As a result of the above factors, premedia services’ operating income increased $2.3 million to $3.1 million in Fiscal Year 2003 from $0.8 million in Fiscal Year 2002.

Other Operations

Other operations consist of corporate general, administrative and other expenses, including for Fiscal Year 2002, amortization expense. In Fiscal Year 2003, operating losses from other operations improved to a loss of $3.8 million from a loss of $6.5 million in Fiscal Year 2002. This improvement was due to a reduction in goodwill amortization expense of $3.0 million, offset in part by increases in certain corporate general and administrative expenses.

Non-cash amortization expenses, which primarily include goodwill amortization, within other operations, were not incurred in Fiscal Year 2003 and were $3.0 million in Fiscal Year 2002.

Interest Expense

In Fiscal Year 2003, interest expense decreased 4.3% to $28.7 million from $30.0 million in Fiscal Year 2002. This decrease reflected both lower levels of indebtedness and lower borrowing costs.

Income Taxes

In Fiscal Year 2003, tax expense (benefit) increased to expense of $1.6 million from benefit of $5.1 million in Fiscal Year 2002. This increase was primarily due to a Fiscal Year 2002 adjustment to the valuation allowance of $5.5 million, resulting in a corresponding credit to deferred income tax expense. This adjustment reflected a change in circumstances which resulted in a judgment that a corresponding amount of our deferred tax assets would be realized in future years.

Discontinued Operations

In June 2003, we sold the operations of Digiscope for a de minimis amount. This resulted in a net loss of approximately $0.4 million in the quarter ended June 30, 2003, which is net of zero income tax benefits. As a result of this sale, Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operating results for Fiscal Years 2003 and 2002 have been reclassified and presented within discontinued operations in our consolidated financial statements appearing elsewhere in this Report.

Net Income (Loss)

As a result of the factors discussed above, our net income (loss) decreased to a loss of $0.3 million in Fiscal Year 2003 from income of $0.7 million in Fiscal Year 2002. Fiscal Year 2003 net loss included $1.2 million of restructuring costs and $0.5 million of other special charges related to asset write-offs and write-downs associated with the Fiscal Year 2003 restructuring plan. Fiscal Year 2002 net income included $8.6 million of restructuring costs and $4.3 million of other special charges related to asset write-offs associated with the Fiscal Year 2002 restructuring plan.

Minimum Pension Liability

In compliance with SFAS 87, we increased our minimum pension liability to approximately $23.4 million in Fiscal Year 2003 from approximately $10.8 million in Fiscal Year 2002. This increase included the impact of weak investment markets during calendar year 2002 and a reduction in our discount rate from 7.5% to 7.0%. This liability represented the amount by which the accumulated benefit obligation exceeded the fair value of the plan assets at March 31, 2003 and March 31, 2002.

The recording of this liability had no impact on our consolidated statements of operations for Fiscal Years 2003 and 2002, but was recorded as a component of other comprehensive loss in our consolidated statements of stockholders’ deficit at March 31, 2003 and March 31, 2002.

Liquidity and Capital Resources

On July 3, 2003, we sold $280 million aggregate principal amount of our 10% Notes as part of a recapitalization involving Graphics, Holdings and certain affiliates of our Company, and also entered into a $70 million senior secured revolving credit facility maturing on July 3, 2008, with a syndicate of lenders (the “Revolving Credit Facility”), (collectively the “2003 Refinancing”), (see note 6 to our consolidated financial statements appearing elsewhere in this Report). The primary objectives of this refinancing included the placement of a long-term capital structure which (1) eliminated the near-term amortization requirements of our old bank credit agreement and our 12¾% Notes, (2) provided strong liquidity and greater operating and financial flexibility and (3) reduced our overall cost of capital. As part of the 2003 Refinancing, we repaid substantially all existing indebtedness (excluding capital leases) through:

•	the repayment of all amounts outstanding under our old bank credit agreement, and the concurrent termination of all related commitments thereunder;

•	the issuance of letters of credit under the Revolving Credit Facility to replace outstanding letters of credit; and

•	effective August 3, 2003, the redemption of all of the 12¾% Notes, at a redemption price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest thereon.

In addition, we repurchased, and concurrently retired, all 5,223 outstanding shares of preferred stock of Holdings, and canceled all outstanding options to purchase shares of preferred stock of Holdings held by certain key officers, for an aggregate purchase price of $56.9 million. The canceled options would have been exercisable for 582 shares of preferred stock of Holdings.

As part of the 2003 Refinancing, we incurred $14.3 million of deferred financing fees through March 31, 2004. Of the total deferred financing fees, $4.9 million was paid to affiliates of Morgan Stanley for the services they performed in conjunction with the Revolving Credit Facility and the original private placement of the 10% Notes. We also incurred a charge of approximately $3.2 million in Fiscal Year 2004 related to the write-off of deferred financing costs associated with the old bank credit agreement and the 12¾% Notes. In addition, we recorded incremental interest expense of approximately $1.7 million in Fiscal Year 2004 related to the 30 day call provision associated with the 12¾% Notes.

Our primary sources of liquidity are cash provided by operating activities and borrowings under the Revolving Credit Facility. The Revolving Credit Facility, as amended, provides for:

•	maximum borrowings of $70 million subject to a borrowing base limitation based on certain percentages of eligible accounts receivable, eligible inventory and the appraised value of eligible machinery and equipment and real estate, subject to certain limitations, maturing on July 3, 2008, including a letter of credit sub-facility of up to $40 million. The borrowing base arrangement includes a provision whereby proceeds from collection of substantially all of the Company’s accounts receivable are deposited into bank accounts which are applied daily toward repayment of borrowings outstanding, if any, under the Revolving Credit Facility.

At March 31, 2004, we had no borrowings outstanding under the Revolving Credit Facility and had letters of credit outstanding of approximately $30.6 million. We had additional borrowing availability of approximately $39.4 million. Scheduled repayments of existing capital lease obligations during Fiscal Year 2005 are approximately $4.1 million.

During the Fiscal Year 2004, we used net cash provided by operating activities of $21.1 million (see the Consolidated Statements of Cash Flows appearing elsewhere in this Report) and proceeds from the 2003 Refinancing of $280 million primarily to fund the following expenditures:

•	$39.2 million to repay indebtedness outstanding under the old bank credit agreement,

•	$170.1 million to redeem the 12¾% Notes,

•	$56.9 million to repurchase and retire all outstanding shares of preferred stock of Holdings, and cancel all outstanding options to purchase shares of preferred stock of Holdings,

•	$14.3 million for fees and expenses paid to date related to the 2003 Refinancing,

•	$13.1 million in cash capital expenditures, and

•	$7.5 million to service other indebtedness (including capital lease obligations of $7.1 million and deferred financing fees related to the old bank credit agreement and the 12¾% Notes of $0.4 million).

Our cash on hand of approximately $10.3 million at March 31, 2004 is presented net of outstanding checks within trade accounts payable at March 31, 2004. Accordingly, cash is presented at a balance of $0 million in the March 31, 2004 balance sheet.

Our primary sources of liquidity have been cash provided by operating activities and borrowings under the Revolving Credit Facility. We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements, make capital expenditures and, if we elect, redeem, repay or repurchase outstanding indebtedness including repurchases of our 10% Notes in privately negotiated transactions, or in open market purchases, to the extent permitted by the Revolving Credit Facility, as amended. We believe that we have sufficient liquidity to meet our requirements over the next 12 months.

At March 31, 2004, we had total indebtedness of $298.3 million, which includes $280.0 million of our 10% Notes and capital lease obligations of $18.3 million. The estimated fair value of our 10% Notes was $249.2 million, or $30.8 million less than the carrying value. We have no off-balance sheet financial instruments.

We are currently in compliance with the financial covenant requirements set forth in the Revolving Credit Facility, as amended.

A significant portion of Graphics’ long-term obligations, including indebtedness under the Revolving Credit Facility and the 10% Notes, has been fully and unconditionally guaranteed by Holdings. Holdings is subject to certain restrictions under its guarantee of indebtedness under the Revolving Credit Facility, including among other things, restrictions on mergers, acquisitions, incurrence of additional debt and payment of cash dividends. See note 1 to our consolidated financial statements appearing elsewhere in this Report.

EBITDA and EBITDA Margin

The following table is a summary of our EBITDA and EBITDA margin for Fiscal Years 2004, 2003 and 2002:

	Fiscal Year Ended March 31,
	2004	2003	2002
	(Dollars in thousands)
EBITDA
Print (a)	$38,789	52,415	55,362
Premedia Services (a)	9,564	7,160	5,590
Other (b)	(7,299)	(5,296)	(4,298)

Total	$41,054	54,279	56,654

EBITDA Margin
Print	9.3%	11.3%	11.6%
Premedia Services	18.0%	13.2%	8.8%
Total	8.7%	10.5%	10.5%

(a)	EBITDA for the print and premedia services segments in Fiscal Year 2004 includes the impact of restructuring costs and other special charges of $7.5 million and $0.6 million, respectively. In Fiscal Year 2003, EBITDA for the print and premedia services segments includes the impact of restructuring costs and other special charges of $0.8 million and $0.9 million, respectively. EBITDA for the print and premedia services segments in Fiscal Year 2002 includes the impact of restructuring costs and other special charges of $10.4 million and $2.5 million, respectively. For additional information about our restructuring plan, see “—Our Restructuring Results and Cost Reduction Initiatives” above.

(b)	Other operations include corporate general and administrative as well as revenues and expenses associated with our digital visual effects business, Digiscope. Digiscope was sold on June 5, 2003. The EBITDA loss of Digiscope included in the EBITDA table above for Fiscal Years 2004, 2003 and 2002 was ($0.4) million, ($0.6) million and ($0.6) million, respectively. In addition, other operations includes the write-off of deferred financing costs related to the 2003 Refinancing of $3.2 million in Fiscal Year 2004.

EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company’s performance and ability to meet its future debt service requirements. “EBITDA” is defined as earnings before net interest expense, income tax expense (benefit), depreciation and amortization. This calculation of EBITDA differs from the EBITDA disclosed in note 16 to our consolidated financial statements appearing elsewhere in the Report. The definition in note 16 follows the guidelines required under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard No. 131 “Disclosures about Segments of an Enterprise and Related Information” and is reflective of management’s calculation of EBITDA. “EBITDA Margin” is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Senior Second Secured Notes Indenture and the Revolving Credit Facility are based on, or include EBITDA, subject to certain adjustments. The following table provides reconciliation (in thousands) of EBITDA to net income (loss):

		Premedia
	Print	Services	Other	Total
Fiscal Year 2004
EBITDA	$38,789	9,564	(7,299)	41,054
Depreciation and amortization	(20,733)	(3,529)	(26)	(24,288)
Interest expense, net	—	—	(34,166)	(34,166)
Income tax expense	—	—	(11,441)	(11,441)

Net income (loss)	$18,056	6,035	(52,932)	(28,841)

Fiscal Year 2003
EBITDA	$52,415	7,160	(5,296)	54,279
Depreciation and amortization	(19,760)	(4,336)	(355)	(24,451)
Interest expense, net	—	—	(28,584)	(28,584)
Income tax expense	—	—	(1,559)	(1,559)

Net income (loss)	$32,655	2,824	(35,794)	(315)

Fiscal Year 2002
EBITDA	$55,362	5,590	(4,298)	56,654
Depreciation and amortization	(22,147)	(5,225)	(3,827)	(31,199)
Interest expense, net	—	—	(29,806)	(29,806)
Income tax benefit	—	—	5,073	5,073

Net income (loss)	$33,215	365	(32,858)	722

Value Added Revenue and Print Impressions for the Print Segment

We have included value-added revenue (“VAR”) information to provide a better understanding of sales activity within our print segment. VAR is a non-GAAP measure and is defined as sales less the cost of paper, ink and subcontract services. We generally pass these expenses through to our customers. We have also included print impressions because we use this as an internal measure of production throughput. Although we believe print impressions to be indicative of overall production volume, total impressions may not be fully comparable period to period due to (1) differences in the type, performance and width of press equipment utilized and (2) product mix produced.

	Fiscal Year Ended March 31,
	2004	2003	2002
Print segment VAR (in thousands)	$214,675	223,041	220,650
Print impressions (in millions)	12,920	12,888	12,004

The following table provides a reconciliation of print segment sales to print segment VAR:

	Fiscal Year Ended March 31,
	2004	2003	2002
	(Dollars in thousands)
Print segment sales	$418,004	463,071	475,955
Paper, ink and subcontract services	203,329	240,030	255,305

Print segment VAR	$214,675	223,041	220,650

Amortization of Goodwill

Goodwill was amortized on a straight-line basis by business segment through Fiscal Year 2002. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was effective for fiscal years beginning after December 15, 2001. In compliance with this pronouncement, we adopted SFAS 142 on April 1, 2002. As a result, we did not amortize goodwill during Fiscal Years 2004 or 2003. Instead, we now evaluate goodwill for indicators of impairment at least annually in accordance with the provision of SFAS 142. A reconciliation of previously reported net income (loss) to the pro forma amount adjusted for the exclusion of amortization of goodwill, net of the related income tax effect, is as follows:

	Fiscal Year Ended March 31,
	2004	2003	2002
	(Dollars in thousands)
Reported net income (loss)	$(28,841)	(315)	722
Add: Goodwill amortization, net of tax	—	—	3,012

Pro forma net income (loss)	$(28,841)	(315)	3,734

In the quarter ended September 30, 2002, we performed the initial assessment of impairment as of April 1, 2002 and noted no impairment. We performed the required annual impairment tests of goodwill as of December 31, 2003 and 2002, and noted no impairment.

Impact of Inflation

In accordance with industry practice, we generally pass through increases in our costs, primarily paper and ink, to customers in the cost of printed products, while decreases in paper costs generally result in lower prices to our customers. In Fiscal Year 2002, demand for advertising declined, resulting in reduced paper requirements. The reduction in paper requirements resulted in a decline in paper prices throughout Fiscal Year 2002. In Fiscal Year 2003, paper prices were on average at lower levels than comparable periods in the prior year. During Fiscal Year 2004, paper prices fluctuated and ended at levels which were higher on average than the prior year. We expect that, as a result of our strong relationships with key suppliers, our material costs will remain competitive within the industry.

Seasonality

Some of our print and premedia services business is seasonal in nature, particularly those revenues that are derived from advertising inserts. Generally, our sales from advertising inserts are highest during the following advertising periods: the Spring advertising season from March to May, the Back-to-School advertising season from July to August, and the Thanksgiving/Christmas advertising season from October to December. Sales of Sunday newspaper comics are not subject to significant seasonal fluctuations. Our strategy includes, and will continue to include, the mitigation of the seasonality of our print business by increasing our sales to customers whose own sales are less seasonal, such as food and drug companies, and who utilize advertising inserts more frequently.

Environmental

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future period revenue generation are expensed. Environmental liabilities are recorded when assessments or remedial efforts are probable and the related costs can be reasonably estimated. We believe that environmental liabilities, currently and in the prior periods discussed herein, are not material. We maintain a reserve of approximately $0.1 million in our consolidated balance sheet at March 31, 2004, which we believe to be adequate. See “Business — Legal Proceedings — Environmental Matters” appearing elsewhere in this Report. We do not anticipate receiving insurance proceeds related to this liability or potential settlement. Our management does not expect that any identified matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial statements as a whole.

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a Consensus on Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 addresses the accounting and income statement classification for consideration given by a vendor to a reseller in connection with the sale of the vendor’s products or for the promotion or sales of the vendor’s products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as revenues or reimbursement of specific, identifiable incremental costs. As clarified by the EITF in January 2003, this issue was effective for arrangements with vendors initiated on or after January 1, 2003. The provisions of this consensus have been applied prospectively and are materially consistent with our existing accounting policy. Accordingly, the adoption of EITF 02-16 did not and will not have a material impact on our consolidated financial statements as a whole.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was later revised in December 2003, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Historically, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46, as revised and interpreted, changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003 and to existing entities created before December 31, 2003 in the first fiscal year beginning after December 15, 2004. We have no variable interest entities created after December 31, 2003. We have evaluated the requirements of FIN 46 and do not expect any effect on our consolidated financial statements as a whole.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised), “Employers’ Disclosures about Pensions and other Postretirement Benefits” (“SFAS 132R”). This standard prescribes employers’ disclosures about pension plans and other postretirement benefit plans, but does not change the measurement of recognition of those plans. SFAS 132R retains and revises the disclosure requirements contained in the original standard. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. For public companies, SFAS 132R is generally effective for fiscal years ending after December 15, 2003. The revised disclosure requirements are incorporated in note 9 to our consolidated financial statements found elsewhere in this Report.

Critical Accounting Policies

Our consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout our company. Actual results may differ from these estimates under different assumptions or conditions. See note 1 to our consolidated financial statements appearing elsewhere in this Report.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts

We continuously monitor collections and payments from our customers. Allowances for doubtful accounts are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. We estimate losses resulting from the inability of our customers to make required payments. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts balance was approximately $2.9 million and $2.5 million at March 31, 2004 and 2003, respectively.

Restructuring

During the Fiscal Years 2004, 2003 and 2002, we established restructuring reserves for our print and premedia services segments. These reserves, for severance and other exit costs, required the use of estimates. Though management believes these estimates accurately reflect the costs of these plans, actual results may be different.

Contingencies

We have established reserves for environmental and legal contingencies at both the operating and corporate levels. A significant amount of judgment and use of estimates is required to quantify our ultimate exposure in these matters. The valuation of reserves for contingencies is reviewed on a quarterly basis to assure that we are properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While we believe that the current level of reserves is adequate, changes in the future could impact these determinations.

Deferred Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as fixed assets, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income or the reversal of existing taxable temporary differences and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At March 31, 2004, we had a valuation allowance of $45.2 million established against our deferred tax assets. We considered changes in the allowance when calculating the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As a result of changing circumstances, we may be required to record changes to the valuation allowance against our deferred tax assets in the future.

Contractual Obligations and Commercial Commitments

The following table gives information about our existing material commitments under our indebtedness and contractual obligations, which excludes the effect of imputed interest:

		Payments Due By Period
Contractual Obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(Dollars in thousands)
Long-term debt	$280,000	—	—	—	280,000
Capitalized lease obligations	18,298	4,144	8,071	5,879	204
Operating lease obligations (a)	13,637	3,571	5,907	2,583	1,576
Pension obligations (b)	8,777	8,777	—	—	—

Total contractual cash obligations	$320,712	16,492	13,978	8,462	281,780

(a)	Includes amounts due under an operating lease of a facility that was closed as part of the 2002 restructuring plan. In our estimate of the related restructuring reserve, we have estimated that the facility will be fully subleased prior to the end of the contractual term of the lease.

(b)	Although we expect to make contributions to our pension plan in future years, those amounts cannot be estimated at this time. See note 9 to our consolidated financial statements appearing elsewhere in this Report.

In the quarter ended December 31, 1997, we entered into multi-year contracts to purchase a portion of our raw materials to be used in our normal operations. In connection with such purchase agreements, pricing for a portion of our raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases while purchase quantity levels are variable based upon certain contractual requirements and conditions. We are deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved and the related inventory is sold. The amount deferred at March 31, 2004 is $49.6 million and is included within Other liabilities in our consolidated balance sheet. At March 31, 2004, we had no other significant contingent commitments. The following table gives information about our other commercial commitments:

Other Commercial		Commitment Due By Period
Commitments	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(Dollars in thousands)
Standby letters of credit	$30,579	26,053	—	750	3,776

The standby letters of credit generally serve as collateral and generally are renewable quarterly pursuant to the terms of certain long-term arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Information. In the ordinary course of business, our exposure to market risks is limited as is described below. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates. Currently, we do not utilize derivative financial instruments such as forward exchange contracts, future contracts, options and swap agreements to mitigate such exposures.

Interest rate risk for us primarily relates to interest rate fluctuations on variable rate debt.

We have only one print facility outside the United States, in Canada, which is subject to foreign currency exchange rate risk; however, any fluctuations in net asset values as a result of changes in foreign currency exchange rates associated with activity at this one facility have been, and are expected to continue to be, immaterial to our company as a whole.

Quantitative Information. At March 31, 2004, we had only fixed rate debt approximating $280.0 million, excluding capital lease obligations. At March 31, 2003, we had fixed rate and variable rate debt (both excluding capitalized lease obligations) approximating $170.1 million and $39.2 million, respectively. The estimated fair value of our debt instruments, excluding capital lease obligations, at March 31, 2004 was $249.2 million, or $30.8 million less than the carrying value. The carrying values of such debt instruments approximated their estimated fair value as of March 31, 2003. At our March 31, 2004 borrowing levels, a 1% adverse change in interest rates would result in an approximate $15 million reduction in the fair value of our fixed rate debt. At our March 31, 2003 borrowing levels, a 1% adverse change in interest rates would have resulted in an immaterial effect on the fair value of our fixed rate debt and would have also had an immaterial impact on earnings and cash flows relating to our variable rate.

The above market risk discussions are forward-looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of ACG Holdings, Inc. are included in this Report:

The following consolidated financial statement schedules of ACG Holdings, Inc. are included in Part IV, Item 15:

I.	Condensed Financial Information:

Condensed Consolidated Financial Statements (parent company only) for the years ended March 31, 2004, 2003 and 2002, and as of March 31, 2004 and 2003

II.	Valuation and qualifying accounts

All other schedules specified under Regulation S-X for ACG Holdings, Inc. have been omitted because they are either not applicable, not required, or because the information required is included in the consolidated financial statements or notes thereto.

Report of Independent Auditors

Board of Directors
ACG Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ACG Holdings, Inc. as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three fiscal years in the period ended March 31, 2004. Our audits also included the related financial statement schedules. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACG Holdings, Inc. at March 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in note 1 to the consolidated financial statements, in the fiscal year ended March 31, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ Ernst & Young LLP

Nashville, Tennessee
May 19, 2004

ACG HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands)

	March 31,
	2004	2003
Assets
Current assets:
Cash	$—	—
Receivables:
Trade accounts, less allowance for doubtful accounts of $2,853 and $2,524 at March 31, 2004 and 2003, respectively	42,452	49,402
Income tax receivable	—	233
Other	2,533	2,227

Total receivables	44,985	51,862
Inventories	8,524	10,203
Deferred income taxes	2,313	6,246
Prepaid expenses and other current assets	4,836	4,296
Current assets of discontinued operations	—	866

Total current assets	60,658	73,473
Property, plant and equipment:
Land and improvements	2,963	2,932
Buildings and improvements	28,706	26,992
Machinery and equipment	228,431	221,079
Furniture and fixtures	13,210	12,712
Leased assets under capital leases	26,031	43,612
Equipment installations in process	4,084	2,853

	303,425	310,180
Less accumulated depreciation	(182,874)	(183,167)

Net property, plant and equipment	120,551	127,013
Excess of cost over net assets acquired	66,548	66,548
Other assets	20,156	11,125
Long-term assets of discontinued operations	—	282

Total assets	$267,913	278,441

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Consolidated Balance Sheets
(Dollars in thousands, except par values and liquidation preference)

	March 31,
	2004	2003
Liabilities and Stockholders’ Deficit
Current liabilities:
Current installments of long-term debt and capitalized leases	$4,144	31,698
Trade accounts payable	29,727	39,044
Accrued expenses	42,550	32,302
Income tax payable	9	—
Current liabilities of discontinued operations	—	249

Total current liabilities	76,430	103,293
Long-term debt and capitalized leases, excluding current installments	294,154	200,059
Deferred income taxes	8,624	2,023
Other liabilities	77,480	80,765

Total liabilities	456,688	386,140
Commitments and contingencies
Stockholders’ deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 160,067 and 163,929 shares issued and outstanding at March 31, 2004 and 2003, respectively	2	2
Preferred stock, $.01 par value, 15,823 shares authorized, none issued and outstanding as of March 31, 2004; as of March 31, 2003, 3,617 shares Series AA convertible preferred stock issued and outstanding, $39,442,500 liquidation preference, and 1,606 shares Series BB convertible preferred stock issued and outstanding, $17,500,000 liquidation preference	—	—
Additional paid-in capital	2,103	58,816
Accumulated deficit	(169,516)	(140,655)
Other accumulated comprehensive loss, net of tax	(21,364)	(25,862)

Total stockholders’ deficit	(188,775)	(107,699)

Total liabilities and stockholders’ deficit	$267,913	278,441

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Consolidated Statements of Operations
(In thousands)

	Year ended March 31,
	2004	2003	2002
Sales	$471,102	517,139	539,208
Cost of sales	409,321	445,493	460,283

Gross profit	61,781	71,646	78,925
Selling, general and administrative expenses	32,734	37,614	35,511
Amortization of goodwill	—	—	3,012
Restructuring costs and other special charges	8,140	1,722	12,920

Operating income	20,907	32,310	27,482

Other expense (income):
Interest expense	34,175	28,674	29,973
Interest income	(9)	(90)	(167)
Loss on early extinguishment of debt	3,196	—	—
Other, net	489	1,503	624

Total other expense	37,851	30,087	30,430

Income (loss) from continuing operations before income taxes	(16,944)	2,223	(2,948)
Income tax expense (benefit)	11,441	1,559	(5,073)

Income (loss) from continuing operations	(28,385)	664	2,125
Discontinued operations:
Loss from operations, net of $0 tax	12	979	1,403
Loss on disposal, net of $0 tax	444	—	—

Net income (loss)	$(28,841)	(315)	722

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Consolidated Statements of Stockholders’ Deficit
(In thousands)

		Series AA
		and BB			Other
	Voting	convertible	Additional		accumulated
	common	preferred	paid-in	Accumulated	comprehensive
	stock	stock	capital	deficit	income (loss)	Total
Balances, March 31, 2001	$1	—	58,370	(141,062)	(3,176)	$(85,867)

Net income	—	—	—	722	—	722
Other comprehensive loss, net of tax:
Change in cumulative translation adjustment	—	—	—	—	(254)	(254)
Change in minimum pension liability	—	—	—	—	(10,751)	(10,751)

Comprehensive loss						(10,283)
Executive stock compensation	—	—	130	—	—	130

Balances, March 31, 2002	$1	—	58,500	(140,340)	(14,181)	$(96,020)

Net loss	—	—	—	(315)	—	(315)
Other comprehensive loss, net of tax:
Change in cumulative translation adjustment	—	—	—	—	958	958
Change in minimum pension liability	—	—	—	—	(12,639)	(12,639)

Comprehensive loss						(11,996)
Exercise of options	1	—	—	—	—	1
Executive stock compensation	—	—	316	—	—	316

Balances, March 31, 2003	$2	—	58,816	(140,655)	(25,862)	$(107,699)

Net loss	—	—	—	(28,841)	—	(28,841)
Other comprehensive loss, net of tax:
Change in cumulative translation adjustment	—	—	—	—	1,295	1,295
Change in minimum pension liability	—	—	—	—	3,203	3,203

Comprehensive loss						(24,343)
Repurchase of preferred stock	—	—	(56,942)	—	—	(56,942)
Executive stock compensation	—	—	229	—	—	229
Purchase of treasury stock	—	—	—	(20)	—	(20)

Balances, March 31, 2004	$2	—	2,103	(169,516)	(21,364)	$(188,775)

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended March 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(28,841)	(315)	722
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other special charges - non-cash	328	531	4,282
Loss on early extinguishment of debt - non-cash	3,196	—	—
Depreciation	23,587	23,526	26,209
Depreciation related to discontinued operations	26	355	815
Amortization of goodwill	—	—	3,012
Amortization of other assets	675	570	1,163
Amortization of deferred financing costs	2,191	1,626	1,420
Loss (gain) on disposals of property, plant and equipment	93	(16)	134
Impairment of asset	—	750	—
Deferred income tax expense (benefit)	10,534	408	(5,360)
Discontinued operations, net of tax	873	(547)	174
Changes in assets and liabilities, net of effects of discontinued operations:
Decrease in receivables	6,777	1,160	11,252
Decrease (increase) in current income taxes receivable	233	782	(1,015)
Decrease (increase) in inventories	1,765	(999)	3,701
Increase (decrease) in trade accounts payable	(9,626)	13,035	(10,322)
Increase (decrease) in accrued expenses	10,146	(1,604)	2,856
Increase (decrease) in current income taxes payable	9	—	(174)
Increase (decrease) in other liabilities	(82)	7,269	2,247
Other	(721)	(884)	(2,900)

Total adjustments	50,004	45,962	37,494

Net cash provided by operating activities	21,163	45,647	38,216

ACG HOLDINGS, INC.
Consolidated Statements of Cash Flows - Continued
(In thousands)

	Year ended March 31,
	2004	2003	2002
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,096)	(27,862)	(16,532)
Purchases of property, plant and equipment – discontinued operations	—	—	(239)
Proceeds from sales of property, plant and equipment	24	295	400
Proceeds from discontinued operations	—	38	—
Other	(46)	83	(122)

Net cash used by investing activities	(13,118)	(27,446)	(16,493)

Cash flows from financing activities:
Repayment of long-term debt, net	(39,185)	(11,652)	(992)
Repayment of 12¾% senior subordinated notes	(170,055)	(1,700)	(8,245)
Proceeds from issuance of 10% senior second secured notes	280,000	—	—
Deferred financing costs paid	(14,633)	(850)	(483)
Repayment of capital lease obligations	(7,089)	(8,381)	(6,984)
Repayment of capital lease obligations-discontinued operations	—	(100)	(469)
Repurchase and retirement of preferred stock and cancellation of preferred stock options	(56,942)	—	—
Purchase of treasury stock	(20)	—	—
Exchange rate adjustment	—	3	(16)

Net cash used by financing activities	(7,924)	(22,680)	(17,189)

Effect of exchange rates on cash	(121)	(68)	13

Change in cash	—	(4,547)	4,547
Cash:
Beginning of period	—	4,547	—

End of period	$—	—	4,547

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$27,668	27,169	28,320
Income taxes, net of refunds	$509	180	1,530
Non-cash investing activities:
Assets purchased under capital lease obligations	$2,870	790	7,779

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

ACG Holdings, Inc. (“Holdings”) has no operations or significant assets other than its investment in American Color Graphics, Inc. (“Graphics”). Holdings and Graphics are collectively referred to as the “Company”. Holdings is dependent upon distributions from Graphics to fund its obligations. However, Graphics’ ability to pay dividends or lend to Holdings was either restricted or prohibited under the terms of its debt agreements at March 31, 2004, except that Graphics may pay specified amounts to Holdings (1) to enable Holdings to pay its general operating expenses; (2) to permit Holdings to make payments in respect of its indemnification obligations owing to directors, officers or other persons under Holdings’ charter or by-laws or pursuant to written agreements with any such person, or obligations in respect of director and officer insurance (including premiums therefor); (3) to make payments in respect of indemnification obligations of Holdings in connection with any issuance by Holdings of capital stock of Holdings; (4) for distributions and restricted investments by Holdings in an aggregate amount of up to $0.5 million made to permit repurchases of common stock of Holdings or to purchase options to purchase common stock of Holdings granted to directors, officers and certain key employees of Holdings or Graphics pursuant to stock option plans adopted by the board of directors of Holdings or Graphics; and (5) for other distributions and restricted investments in an aggregate amount outstanding of up to $0.5 million; provided however (I) distributions and restricted investments under items (4) and (5) above can only be made if no default or event of default exists either before or after giving effect to such distribution or restricted investment and (II) can make additional distributions and restricted investments in an aggregate amount of $1.5 million under each of items (4) and (5) above if no default or event of default exists either before or after giving effect to such distribution and certain covenant test levels are met and availability under the Revolving Credit Facility (as defined herein) is greater than $18.0 million. The 10% Notes (as defined herein) are fully and unconditionally guaranteed on a senior basis by Holdings, and by all future domestic subsidiaries of Graphics. The Revolving Credit Facility is secured by substantially all of the assets of Graphics. Holdings has guaranteed Graphics’ indebtedness under the Revolving Credit Facility, which guarantee is secured by a pledge of all of Graphics’ and Graphics’ subsidiaries’ stock.

The two business segments of the commercial printing industry in which the Company operates are (i) print and (ii) premedia services.

Significant accounting policies are as follows:

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Holdings and all greater than 50% - owned subsidiaries, which are consolidated under accounting principles generally accepted in the United States.

All significant intercompany transactions and balances have been eliminated in consolidation.

Earnings-per-share data has not been provided since Holdings’ common stock is closely held.

Certain prior period information has been reclassified to conform to current period presentation.

(b)	Revenue Recognition

Print revenues are recognized upon the completion of production. Shipment of printed material generally occurs upon completion of this production process. Materials are printed to unique customer specifications and are not returnable. Credits relating to specification variances and other customer adjustments have historically not been significant.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

(c)	Trade Accounts Receivable

Trade accounts receivable represents payments due from customers net of allowances for doubtful accounts. The Company continuously monitors collections and payments from its customers. Allowances for doubtful accounts are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. We estimate losses resulting from the inability of our customers to make required payments.

(d)	Inventories

Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market (net realizable value).

(e)	Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under capital leases, is based on the straight-line method over the shorter of the estimated useful lives of the assets or the remaining terms of the leases. Estimated useful lives used in computing depreciation and amortization expense are 3 to 15 years for furniture and fixtures and machinery and equipment, and 15 to 25 years for buildings and improvements. Expenses related to maintenance and repairs are expensed as incurred.

(f)	Excess of Cost Over Net Assets Acquired

The excess of cost over net assets acquired (or “goodwill”) was amortized on a straight-line basis over a range of 5 to 40 years for each of its principal business segments through the fiscal year ended March 31, 2002. The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), on April 1, 2002.

SFAS 142, which no longer requires the amortization of goodwill and instead requires goodwill to be evaluated at least annually for impairment, was effective for fiscal years beginning after December 15, 2001. A reconciliation of previously reported net income (loss) to the pro forma amount adjusted for the exclusion of amortization of goodwill, net of the related income tax effect, is as follows (in thousands):

	Fiscal Year Ended March 31,
	2004	2003	2002
Reported net income (loss)	$(28,841)	(315)	722
Add: Goodwill amortization, net of tax	—	—	3,012

Pro forma net income (loss)	$(28,841)	(315)	3,734

In the quarter ended September 30, 2002, the Company performed its initial assessment of impairment as of April 1, 2002 and noted no impairment. The Company performed the required annual impairment tests of goodwill as of December 31, 2003 and 2002, and noted no impairment.

(g)	Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires periodic assessment of certain long-lived assets for

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

possible impairment when events or circumstances indicate that the carrying amounts may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their fair value.

(h)	Other Assets

Financing costs related to the Revolving Credit Facility (as defined herein) are deferred and amortized over the term of the agreement. Costs related to the 10% Notes (as defined herein) are deferred and amortized over the term of the 10% Notes. Covenants not to compete are amortized over the terms of the underlying agreements, which are generally 5 years.

(i)	Income Taxes

Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Management has evaluated the need for a valuation allowance for deferred tax assets and believes that certain deferred tax assets will more likely than not be realized through the future reversal of existing taxable temporary differences.

(j)	Foreign Currency Translation

The assets and liabilities of the Company’s Canadian facility, which include interdivisional balances, are translated at year-end rates of exchange while revenue and expense items are translated at average rates for the year.

Translation adjustments are recorded as a separate component of stockholders’ deficit. Since the transactions of the Canadian facility are denominated in its functional currency and the interdivisional accounts are of a long-term investment nature, no transaction adjustments are included in the Company’s consolidated results of operations.

(k)	Environmental

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

(l)	Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for receivables and payables approximate their respective fair values. A discussion of the carrying value and fair value of the Company’s long-term debt is included in note 6 below. Fair values are based primarily on quoted prices for these or similar instruments. The Company is not a party to any financial instruments with material off-balance-sheet risk.

(m)	Concentration of Credit Risk

Financial instruments, which subject the Company to credit risk, consist primarily of trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company’s customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

(n)	Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(o)	Stock-Based Compensation

The Company has elected to follow Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), in accounting for its stock-based compensation plan. The Company believes that including the fair value of compensation plans in determining net income is consistent with accounting for the cost of all other forms of compensation.

(p)	Shipping and Handling Costs

The Company’s shipping and handling costs are reflected within Cost of Sales in the Consolidated Statements of Operations.

(q)	Impact of Recently Issued Accounting Standards

In November 2002, the Emerging Issues Task Force (“EITF”) reached a Consensus on Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 addresses the accounting and income statement classification for consideration given by a vendor to a reseller in connection with the sale of the vendor’s products or for the promotion or sales of the vendor’s products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as revenues or reimbursement of specific, identifiable incremental costs. As clarified by the EITF in January 2003, this issue was effective for arrangements with vendors initiated on or after January 1, 2003. The provisions of this consensus have been applied prospectively and are materially consistent with the Company’s existing accounting policy. Accordingly, the adoption of EITF 02-16 did not and will not have a material impact on the Company’s consolidated financial statements as a whole.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was later revised in December 2003, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Historically, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46, as revised and interpreted, changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003 and to existing entities created before December 31, 2003 in the first fiscal year beginning after December 15, 2004. The Company has no variable interest entities created after December 31, 2003. The Company has evaluated the requirements of FIN 46 and does not expect any effect on its consolidated financial statements as a whole.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised), “Employers’ Disclosures about Pensions and other Postretirement Benefits” (“SFAS 132R”). This

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

standard prescribes employers’ disclosures about pension plans and other postretirement benefit plans, but does not change the measurement of recognition of those plans. SFAS 132R retains and revises the disclosure requirements contained in the original standard. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. For public companies, SFAS 132R is generally effective for fiscal years ending after December 15, 2003. The revised disclosure requirements are incorporated in note 9.

(2)	Discontinued Operations

In June 2003, the Company sold its digital visual effects business, Digiscope, for a de minimis amount, which resulted in a loss of approximately $0.4 million, which is net of zero income tax benefits. As a result of this sale, Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operations are segregated and reported within discontinued operations in the accompanying consolidated financial statements. Sales, cost of sales, selling, general and administrative expenses and other expenses attributable to Digiscope for the fiscal years ended March 31, 2003 and March 31, 2002 have been reclassified and presented within discontinued operations.

(3)	Inventories

The components of inventories are as follows (in thousands):

	March 31,
	2004	2003
Paper	$6,307	7,973
Ink	185	164
Supplies and other	2,032	2,066

Total	$8,524	10,203

(4)	Other Assets

The components of other assets are as follows (in thousands):

	March 31,
	2004	2003
Deferred financing costs, less accumulated amortization of $1,695 in 2004 and $8,898 in 2003	$12,581	3,335
Spare parts inventory, net of valuation allowance of $100 in 2004 and 2003	6,714	6,058
Other	861	1,732

Total	$20,156	11,125

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

(5)	Accrued Expenses

The components of accrued expenses are as follows (in thousands):

	March 31,
	2004	2003
Compensation and related taxes	$7,155	10,007
Employee benefits	18,444	12,680
Interest	8,452	4,048
Restructuring	6,445	2,961
Other	2,054	2,606

Total	$42,550	32,302

(6)	Notes Payable, Long-Term Debt and Capitalized Leases

Long-term debt, including capitalized leases, is summarized as follows (in thousands):

	March 31,
	2004	2003
Bank Credit Agreement:
Series A Term Loan	$—	4,230
Series B Term Loan	—	34,945

	—	39,175
10% Senior Second Secured Notes Due 2010	280,000	—
12¾% Senior Subordinated Notes Due 2005	—	170,055
Capitalized leases	18,298	22,517
Other	—	10

Total long-term debt and capitalized leases	298,298	231,757
Less current installments	4,144	31,698

Long-term debt and capitalized leases, excluding current installments	$294,154	200,059

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

July 3, 2003 Refinancing Transactions

On July 3, 2003, the Company sold $280 million aggregate principal amount of its 10% Senior Second Secured Notes Due 2010 (the “10% Notes”) as part of a recapitalization involving Graphics, Holdings and certain affiliates of the Company, and also entered into a $70 million senior secured revolving credit facility maturing on July 3, 2008, with a syndicate of lenders (the “Revolving Credit Facility”), (collectively the “2003 Refinancing”). Graphics repaid substantially all existing indebtedness (excluding capital leases) through:

•	the repayment of all amounts outstanding under the old bank credit agreement, and the concurrent termination of all related commitments thereunder;

•	the issuance of letters of credit under the Revolving Credit Facility to replace outstanding letters of credit; and

•	effective August 3, 2003, the redemption of all of the 12¾% Senior Subordinated Notes Due 2005 (the “12¾% Notes”), at a redemption price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest thereon.

In addition, the Company repurchased, and concurrently retired, all 5,223 outstanding shares of preferred stock of Holdings, and canceled all outstanding options to purchase shares of preferred stock of Holdings held by certain key officers, for an aggregate purchase price of $56.9 million. The canceled options would have been exercisable for 582 shares of preferred stock of Holdings.

In connection with the 2003 Refinancing, the Company incurred $14.3 million of deferred financing fees through March 31, 2004. Of the total deferred financing fees, $4.9 million was paid to affiliates of Morgan Stanley for the services they performed in conjunction with the Revolving Credit Facility and the original private placement of the 10% Notes. The Company also incurred a charge of approximately $3.2 million in the fiscal year ended March 31, 2004 related to the write-off of deferred financing costs associated with the old bank credit agreement and the 12¾% Notes. In addition, the Company recorded incremental interest expense of approximately $1.7 million in the fiscal year ended March 31, 2004 as a result of the 30-day call provision related to the 12¾% Notes.

The 10% Notes mature June 15, 2010, with interest payable semi-annually on June 15 and December 15. The 10% Notes are redeemable at the option of Graphics in whole or in part on June 15, 2007, at 105% of the principal amount, plus accrued interest. The redemption price will decline each year after 2007 and will be 100% of the principal amount of the 10% Notes, plus accrued interest, beginning on June 15, 2009. Upon a change of control, Graphics will be required to make an offer to purchase the 10% Notes. The purchase price will equal 101% of the principal amount of the 10% Notes on the date of purchase, plus accrued interest. In addition, before June 15, 2006, Graphics may redeem up to 35% of the aggregate principal amount of the 10% Notes with the proceeds of sales of certain kinds of capital stock at 110% of its principal amount, plus accrued interest to the redemption date. Graphics may make such redemption only if, after any such redemption, at least $150 million aggregate principal amount of the 10% Notes remains outstanding.

The Revolving Credit Facility provides for maximum borrowings of $70 million, including a letter of credit sub-facility of up to $40 million. Borrowings under this facility, as amended, are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable, eligible inventory and the appraised value of eligible machinery and equipment and real estate, subject to certain limitations. The borrowing base arrangement includes a provision whereby proceeds from collection of substantially all of the Company’s accounts receivable are deposited into bank accounts which are applied daily toward repayment of borrowings outstanding, if any, under the Revolving Credit Facility. At March 31, 2004, the Company had no borrowings outstanding under the Revolving Credit Facility and had letters of credit outstanding of approximately $30.6 million. The Company had additional borrowing availability of approximately $39.4 million.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Revolving Credit Facility is secured by substantially all of the assets of Graphics. Holdings has guaranteed Graphics’ indebtedness under the Revolving Credit Facility, which guarantee is secured by a pledge of all of Graphics’ and Graphics’ subsidiaries’ stock.

Amounts outstanding under the Revolving Credit Facility, as amended, bear interest at a rate equal to, at the Company’s option, (a) an alternate base rate, plus an applicable margin of 2.00%, or (b) a reserve adjusted LIBOR rate, plus an applicable margin of 3.00%. The applicable margins under both rate structures are subject to periodic downward adjustment based upon the attainment of certain fixed charge coverage ratio levels.

The Revolving Credit Facility, as amended, contains customary affirmative and negative covenants, including but not limited to:

•	minimum fixed charge coverage ratio requirements; and

•	limitations on acquisitions and investments, new subsidiaries, uses of proceeds, indebtedness, liens, dividends and distributions, prepayments of certain indebtedness, affiliate transactions, loans, asset dispositions and Holdings’ business operations.

The Company was in compliance with all such covenant requirements at March 31, 2004.

Future maturities of long-term debt and future minimum obligations under capitalized leases at March 31, 2004 are as follows (in thousands):

	Long-Term	Capitalized
Fiscal year	Debt	Leases
2005	$—	$5,537
2006	—	5,094
2007	—	4,665
2008	—	4,191
2009	—	2,067
Thereafter	280,000	206

Total	$280,000	21,760

Imputed interest		(3,462)

Present value of minimum lease payments		$18,298

Capital leases have varying maturity dates and implicit interest rates which generally approximate 7%-10%. The Company estimates that the fair value of debt instruments was $249.2 million, or $30.8 million less than the carrying value, at March 31, 2004. The Company estimated that the carrying amounts of the Company’s debt instruments approximated their fair value at March 31, 2003.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

(7)	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts as measured by tax laws and regulations. Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2004 and 2003 are as follows (in thousands):

	March 31,
	2004	2003
Deferred tax liabilities:
Book over tax basis in fixed assets	$18,024	19,512
Foreign taxes	4,624	3,687
Accumulated amortization	2,148	1,885
Other, net	798	3,973

Total deferred tax liabilities	25,594	29,057
Deferred tax assets:
Allowance for doubtful accounts	1,119	997
Accrued expenses and other liabilities	18,448	20,158
Net operating loss carryforwards	35,318	27,592
AMT credit carryforwards	1,203	1,203
Minimum pension liability	7,918	9,175
Cumulative translation adjustment	462	970

Total deferred tax assets	64,468	60,095
Valuation allowance for deferred tax assets	45,185	26,815

Net deferred tax assets	19,283	33,280

Net deferred tax (assets) liabilities	$6,311	(4,223)

Management has evaluated the need for a valuation allowance for deferred tax assets and believes that certain deferred tax assets will more likely than not be realized through the future reversal of existing taxable temporary differences of the Company. The valuation allowance increased by $18.4 million during the fiscal year ended March 31, 2004. This increase includes a $12.8 million adjustment reflecting a change in circumstances which resulted in a judgment that, based on the provisions in SFAS 109 that restrict the Company’s ability to consider forecasts of future income, a corresponding amount of deferred tax assets may not be realized. The change in circumstances arose from an assessment of the economic climate, particularly the continuance of competitive pricing pressures in the industry and the expected increase in annual interest costs arising from issuance of the 10% Notes, that have provided negative evidence about the Company’s ability to realize certain deferred tax assets. The increase also includes a $5.6 million net increase in the deferred tax items, which is net of a decrease of $1.3 million related to the tax effect of the minimum pension liability, which is a component of other comprehensive loss.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

During the fiscal year ended March 31, 2004, the Company recorded an adjustment of $2.2 million to reflect the tax benefit associated with a change in estimate with respect to its income tax liability.

Income tax expense (benefit) attributable to income (loss) from continuing operations consists of (in thousands):

	Year ended March 31,
	2004	2003	2002
Current
Federal	$—	(274)	(445)
State	203	163	249
Foreign	704	1,262	483

Total current	907	1,151	287

Deferred
Federal	8,069	30	(4,505)
State	1,528	(3)	(909)
Foreign	937	381	54

Total deferred	10,534	408	(5,360)

Provision (benefit) for income taxes	$11,441	1,559	(5,073)

The effective tax rates for the fiscal years ended March 31, 2004, 2003 and 2002 were (67.5)%, 125.3% and 116.6%, respectively. The difference between these effective tax rates relating to continuing operations and the statutory federal income tax rate is composed of the following items:

	Year Ended March 31,
	2004	2003	2002
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, less federal tax impact	(8.9)	8.4	9.9
Foreign taxes, less federal tax impact	(2.7)	95.8	(8.3)
Amortization	—	—	(14.1)
Other nondeductible expenses	7.2	15.0	(4.4)
Change in valuation allowance	(104.0)	(69.6)	96.9
Change in cumulative translation adjustment	(3.1)	29.3	2.3
Previously accrued taxes	13.1	—	—
Other, net	(4.1)	11.4	(0.7)

Effective income tax rate	(67.5)%	125.3%	116.6%

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

As of March 31, 2004, the Company had available net operating loss carryforwards (“NOLs”) for state purposes of $52.3 million, which can be used to offset future state taxable income. If these NOLs are not utilized, they will begin to expire in 2005 and will be totally expired in 2024.

As of March 31, 2004, the Company had available NOLs for federal purposes of $94.6 million, which can be used to offset future federal taxable income. If these NOLs are not utilized, they will begin to expire in 2011 and will be totally expired in 2024.

The Company also had available an alternative minimum tax credit carryforward of $1.2 million, which can be used to offset future taxes in years in which the alternative minimum tax does not apply. This credit can be carried forward indefinitely.

The Company has alternative minimum tax NOLs in the amount of $95.6 million, which will begin to expire in 2011 and will be totally expired in 2024.

(8)	Other Liabilities

The components of other liabilities are as follows (in thousands):

	March 31,
	2004	2003
Deferred revenue agreements (see note 12)	$49,608	44,582
Long-term pension and postretirement liabilities	4,482	9,756
Minimum pension liability	20,187	23,390
Other	3,203	3,037

Total	$77,480	80,765

(9)	Employee Benefit Plans

Defined Benefit Pension Plans

Pension Plans

The Company sponsors defined benefit pension plans covering full-time employees of the Company who had at least one year of service at December 31, 1994. Benefits under these plans generally are based upon the employee’s years of service and, in the case of salaried employees, compensation during the years immediately preceding retirement. The Company’s general funding policy is to contribute amounts within the annually calculated actuarial range allowable as a deduction for federal income tax purposes. The plans’ assets are maintained by trustees in separately managed portfolios consisting primarily of equity and fixed income securities. In October 1994, the Board of Directors approved an amendment to the Company’s defined benefit pension plans, which resulted in the freezing of additional defined benefits for future services under the plans effective January 1, 1995.

Supplemental Executive Retirement Plan

In October 1994, the Board of Directors approved a new Supplemental Executive Retirement Plan (“SERP”), which is a defined benefit plan, for certain key executives. Benefits under this plan will be paid from the Company’s assets. The aggregate accumulated benefit obligation under this plan was approximately $2.2 million and $2.3 million at March 31, 2004 and March 31, 2003, respectively.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

Defined Benefit Postretirement Plans

Postretirement Benefits

The Company provides certain other postretirement benefits for employees, primarily life and health insurance. Full-time employees who have attained age 55 and have at least five years of service are entitled to postretirement health care and life insurance coverage. Postretirement life insurance coverage is provided at no cost to eligible retirees. Special cost-sharing arrangements for health care coverage are available to employees whose age plus years of service at the date of retirement equals or exceeds 85 (“Rule of 85”). Any eligible retiree not meeting the Rule of 85 must pay 100% of the required health care insurance premium.

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

401(k) Defined Contribution Plan

Effective January 1, 1995, the Company amended its 401(k) defined contribution plan. Eligible participants may contribute up to 15% of their annual compensation subject to maximum amounts established by the Internal Revenue Service and receive an employer-matching contribution on amounts contributed. Through March 16, 2003, the employer-matching contribution was made bi-weekly and equaled 2% of annual compensation for all plan participants plus 50% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the Internal Revenue Service. Subsequent to March 16, 2003, the employer matching contribution was made bi-weekly and equaled 25% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the Internal Revenue Service. The Company’s contribution under this Plan amounted to $0.8 million during the fiscal year ended March 31, 2004, $3.9 million during the fiscal year ended March 31, 2003 and $4.1 million during the fiscal year ended March 31, 2002.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table provides a reconciliation of the changes in the defined benefit plans’ benefit obligations and fair value of plan assets for the fiscal years ended March 31, 2004 and 2003 and a statement of the funded status of such plans as of March 31, 2004 and 2003 (in thousands):

	Defined Benefit		Defined Benefit
	Pension Plans		Postretirement Plan
	2004	2003	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of year	$61,953	58,154	3,159	2,842
Service cost	390	410	30	21
Interest cost	4,211	4,237	182	216
Plan participants’ contributions	—	—	310	274
Actuarial loss (gain)	4,197	3,073	(264)	455
Expected benefit payments	(3,566)	(3,921)	(616)	(649)

Benefit obligation at end of year	$67,185	61,953	2,801	3,159

Change in Plan Assets
Fair value of plan assets at beginning of year	$32,481	40,225	—	—
Actual return on plan assets	7,638	(6,426)	—	—
Employer contributions	3,640	2,603	306	375
Plan participants’ contributions	—	—	310	274
Benefits paid	(3,566)	(3,921)	(616)	(649)

Fair value of plan assets at end of year	$40,193	32,481	—	—

Funded Status	$(26,992)	(29,472)	(2,801)	(3,159)
Unrecognized net actuarial (gain) or loss	20,187	23,390	(325)	(123)
Unrecognized prior service gain	—	—	(1,411)	(1,633)
Plan participants’ contributions	—	—	64	96
Additional minimum pension liability	(20,187)	(23,390)	—	—

Accrued benefit liability	$(26,992)	(29,472)	(4,473)	(4,819)

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Defined Benefit Pension Plans		Defined Benefit Postretirement Plan
	2004	2003	2004	2003
Weighted – Average Assumptions
Discount rate – benefit obligation	6.5%	7.00%	6.5%	7.00%
Expected return on plan assets	8.5%	10.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

The Company uses a December 31 measurement date for its defined benefit pension and postretirement plans. For measurement purposes under the defined benefit postretirement plan, an 11 percent annual rate of increase in the per capita cost of covered health care benefits (including prescription drugs) was assumed for March 31, 2004. This rate was assumed to decrease gradually to 5 percent through the fiscal year ending 2011 and remain at that level thereafter.

	Defined Benefit Pension Plans			Defined Benefit Postretirement Plan
	2004	2003	2002	2004	2003	2002
Components of Net Periodic Benefit Cost (in thousands)
Service cost	$390	410	431	30	21	7
Interest cost	4,211	4,237	4,256	182	216	185
Expected return on plan assets	(2,710)	(3,930)	(4,693)	—	—	—
Amortization of prior service cost	—	—	(102)	(222)	(222)	(222)
Amortization of unrecognized loss	2,441	697	—	—	—	—
Curtailment gain	—	—	(94)	—	—	—
Settlement loss	31	28	—	—	—	—
Recognized net actuarial gain	—	—	—	(62)	(46)	(169)

Net periodic benefit (income) loss	$4,363	1,442	(202)	(72)	(31)	(199)

Assumed health care cost trend rates have a significant effect on the amounts reported for the medical component of the defined benefit postretirement plan. A one-percentage point change in the assumed health care cost trend rates would have the following effects (in thousands):

	1% Point	1% Point
	Increase	Decrease
Effect on total of service and interest cost components of expense Effect on postretirement benefit obligation	$4 $68	(4) (62)

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") was enacted. The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Due to uncertainties in determining the impact the Act could have on the Company’s accumulated postretirement benefit obligation and net periodic postretirement benefit cost, the consolidated financial statements do not reflect the effect the Act may have on the Company’s postretirement plan. Upon resolution of such uncertainties, which are substantially beyond the Company’s control, the Company’s postretirement plan will recognize the effects of the Act, which are not likely to be material.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

Plan Assets

The Company’s defined benefit pension plans reflect weighted-average target allocations as of March 31, 2004 and the percentages of the fair value of plan assets are allocated at March 31, 2004 and 2003 by asset category as follows:

	Target Allocation	Percentage of Plan Assets
	2004	2004	2003
Global equity securities	78%	81.3%	75.4%
Fixed income securities	22%	16.8%	22.0%
Cash	0%	1.9%	2.6%

Total	100.0%	100.0%	100.0%

The Company’s pension plans’ long-term target asset allocation is shown above. The long-term allocation targets reflect the Company’s asset class return expectations and tolerance for investment risk within the context of the pension plans’ long-term obligations. The long-term asset allocation is supported by an analysis that incorporates historical and expected returns by asset class as well as volatilities and correlations across asset classes and the Company’s liability profile. Due to market conditions and other factors, actual asset allocations may vary from the target allocation outlined above.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the present portfolio. This resulted in the selection of the 8.5% long-term rate of return on asset assumption for 2004.

It is the Company’s practice to fund amounts for the defined benefit pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. Liabilities in excess of these funding levels are included in the Company’s consolidated balance sheets. Employer contributions for the defined benefit pension plans for the fiscal year ending March 31, 2005 are estimated to be approximately $8.8 million.

(10) Capital Stock

At March 31, 2004, capital stock consists of Holdings’ common stock (“Common Stock”). Each share of Common Stock is entitled to one vote on each matter common shareholders are entitled to vote. Dividends on the Common Stock are discretionary by the Board of Directors and are restricted or prohibited by the Revolving Credit Facility (see note 1).

(11) Stock Option Plans

Common Stock Option Plans

In 1993, the Company established the ACG Holdings, Inc. Common Stock Option Plan. This plan, as amended, (the “1993 Common Stock Option Plan”) is administered by a committee of the Board of Directors (the “Committee”) and currently provides for granting up to 17,322 shares of Common Stock. On January 16, 1998, the Company established another common stock option plan (the “1998 Common Stock Option Plan”). This plan is administered by the Committee and provides for granting up to 36,939 shares of Common Stock. The 1993 Common Stock Option Plan and the 1998 Common Stock Option Plan are collectively referred to as the “Common Stock Option Plans.” Stock options may be granted under the Common Stock Option Plans to officers and other key employees of the Company at the exercise price per share of Common Stock, as determined at the time of grant by the Committee in its sole discretion. All options are 25% exercisable on the first anniversary date of a grant and vest in additional 25% increments on each of the next three anniversary dates of each grant. All options expire 10 years from the date of grant.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

     A summary of activity under the Common Stock Option Plans is as follows:

		Weighted-Average	Exercisable
	Options	Exercise Price ($)	Options (a)
Outstanding at March 31, 2001	29,840	13.35	19,087
Granted	450	.01
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2002	30,290	13.15	27,569
Granted	2,974	.01
Exercised	(20,531)	7.98
Forfeited	(2,411)	37.34

Outstanding at March 31, 2003	10,322	14.01	6,617
Granted	—	—
Exercised	(1,125)	.01
Forfeited	—	—

Outstanding at March 31, 2004	9,197	15.72	6,946

(a) At March 31, 2004, 2003 and 2002, 602, 552 and 1,418, respectively, of the exercisable options had a $240/option exercise price; all other exercisable options, in all periods, have a $.01/option exercise price.

			Black-Scholes Option Pricing Model Wtd. Avg. Assumptions
Fiscal Year	#	Wtd. Avg.	Exercise	Risk Free	Annual		Expected
Ended	Options	Grant Date	Price per	Interest	Dividend	Expected	Life
March 31,	Granted	Fair Value($)	Option ($)	Rate (%)	Yield (%)	Volatility	(Years)
2004	—	—	—	—	—	—	—
2003	632	343.73	.01	3.56	—	—	5
	2,342	.01	.01	1.63	—	—	5

	2,974
2002	450	969.36	.01	3.76	—	—	5

The weighted-average remaining contractual life of the options outstanding at March 31, 2004 was 3.7 years. A total of 6,268 shares (including 362 previously exercised options that were subsequently canceled) of Holdings Common Stock were reserved for issuance, but not granted under the Common Stock Option Plans at March 31, 2004.

As a result of the SFAS 123 requirements, the Company recognized stock compensation expense of $0.2 million related to the common stock option grants in each of the fiscal years ended March 31, 2004 and March 31, 2003 and $0.1 million in the fiscal year ended March 31, 2002.

Preferred Stock Option Plan

In the fiscal year ended March 31, 1998, the Company established the ACG Holdings, Inc. Series AA and Series BB convertible preferred stock collectively (“Preferred Stock”) Option Plan (the “Preferred Stock Option Plan”). This plan was administered by the Committee and provided for granting up to 583 shares of Preferred Stock.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

Stock options could be granted under this Preferred Stock Option Plan to officers and other key employees of the Company at the exercise price per share of Preferred Stock, as determined at the time of grant by the Committee in its sole discretion. All options were fully vested and 100% exercisable at the date of grant. All options would have expired 10 years from date of grant. All 582 outstanding options to purchase shares of Preferred Stock of Holdings were canceled concurrently with the 2003 Refinancing (see note 6).

A summary of the Preferred Stock Option Plan is as follows:

Options
Outstanding at March 31, 2001	555
Granted	—
Exercised	—
Forfeited	—

Outstanding at March 31, 2002	555
Granted	27
Exercised	—
Forfeited	—

Outstanding at March 31, 2003	582
Granted	—
Exercised	—
Canceled	(582)

Outstanding at March 31, 2004	—

As a result of the SFAS 123 requirements, the Company recognized approximately $0.1 million in the fiscal year ended March 31, 2003 related to the preferred stock option grant during that fiscal year. There were no grants of preferred options in the fiscal years ended March 31, 2004 and March 31, 2002 and therefore, the Company recognized no stock compensation expense for those years.

(12) Commitments and Contingencies

The Company incurred rent expense for the fiscal years ended March 31, 2004, 2003 and 2002 of $4.3 million, $4.5 million and $4.7 million, respectively, under various operating leases. Future minimum rental commitments under existing operating lease arrangements at March 31, 2004 are as follows (in thousands):

Fiscal Year
2005	$3,571
2006	3,167
2007	2,740
2008	1,433
2009	1,150
Thereafter	1,576

Total	$13,637

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Company has employment agreements with one of its principal officers and two other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses, which are payable if specified management goals are attained. The aggregate commitment for future compensation at March 31, 2004, excluding bonuses, was approximately $2.8 million.

In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company’s raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company’s raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases while purchase quantity levels are variable based upon certain contractual requirements and conditions. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved and the related inventory is sold. The amount deferred at March 31, 2004 is $49.6 million and is included within Other liabilities in the Company’s consolidated balance sheet.

Graphics, together with over 300 other persons, has been designated by the U. S. Environmental Protection Agency as a potentially responsible party (a “PRP”) under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”, also known as “Superfund”) at a solvent recovery operation that closed in 1989. Although liability under CERCLA may be imposed on a joint and several basis and the Company’s ultimate liability is not precisely determinable, the PRPs have agreed in writing that Graphics’ share of removal costs is approximately 0.583%; therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or the Company’s consolidated financial statements as a whole.

Graphics received written notice, dated May 10, 2004, of its potential liability in connection with the Gibson Environmental Site at 2401 Gibson Street, Bakersfield, California. Gibson Environmental, Inc. operated the (six acre) Site as a storage and treatment facility for used oil and contaminated soil from June 1987 through October 1995. Graphics received the notice and a Settlement Offer from LECG, a consultant representing approximately 60 companies comprising the Gibson Group Trust. Graphics has begun its investigation into this matter but it believes its potential liability in connection with this Site will not be material to its business or the Company’s consolidated financial statements as a whole.

Based upon an analysis of Graphics’ volumetric share of waste contributed to the sites, the Company maintains a reserve of approximately $0.1 million in connection with these liabilities in its consolidated balance sheets at March 31, 2004 and 2003. The Company believes this amount is adequate to cover such liabilities.

The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements of the Company.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

(13) Interim Financial Information (Unaudited)

Quarterly financial information follows (in thousands):

		Sales	Gross Profit	Net Income (Loss)
Fiscal Year 2004	Quarter Ended:
	June 30	$121,687	18,701	3,101	(a)
	September 30	115,280	14,674	(22,680	) (b)
	December 31	128,569	17,230	3,007	(c)
	March 31	105,566	11,176	(12,269	) (d)

	Total	$471,102	61,781	(28,841)

Fiscal Year 2003	Quarter Ended:
	June 30	$127,455	20,973	4,459
	September 30	130,076	17,755	1,122
	December 31	141,913	19,523	2,221
	March 31	117,695	13,395	(8,117	) (e)

	Total	$517,139	71,646	(315)

(a)	Includes $0.5 million in discontinued operations losses.

(b)	Includes $2.0 million of pre-tax restructuring charges, $3.2 million of pre-tax charges related to the write-off of deferred financing costs, $12.8 million of expense related to an adjustment to increase the deferred tax asset valuation allowance, and $1.7 million of incremental interest expense as a result of the 30-day call provision related to the 12 3/4% Notes.

(c)	Includes $2.2 million of income related to an adjustment recorded to reflect the tax benefit associated with a change in estimate with respect to the Company’s income tax liability.

(d)	Includes $6.1 million of pre-tax restructuring and other special charges.

(e)	Includes $1.7 million of pre-tax restructuring and other special charges.

(14) Restructuring Costs and Other Special Charges

Fiscal Year 2004 Restructuring Costs

January 2004 Plan

In January 2004, the Company approved a restructuring plan for the print and premedia services segments designed to improve operating efficiency and profitability. This plan included a consolidation of capacity and the related downsizing of a print facility in Stevensville, Ontario, a reduction of personnel in certain of the Company’s other print and premedia facilities and the elimination of certain selling and administrative positions. These actions included the elimination of 208 positions within the Company.

As a result, the Company recorded a pre-tax restructuring charge of approximately $5.7 million in the quarter ended March 31, 2004 associated with this plan. This charge is classified within restructuring costs and other special charges in the consolidated statement of operations for the fiscal year ended March 31, 2004. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This restructuring charge is composed primarily of severance and related termination benefits.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2004 (in thousands):

	Initial Recording		03/31/04
	of Restructuring		Restructuring
	Reserve	Activity	Reserve Balance
Severance and other employee costs	$5,190	(1,675)	3,515
Lease termination costs	117	(114)	3
Other costs	461	(19)	442

	$5,768	(1,808)	3,960

As of March 31, 2004, the Company believes the restructuring reserve of approximately $4.0 million is adequate. The Company anticipates that approximately $3.6 million of the restructuring balance will be paid by March 31, 2005 and the remaining $0.4 million will be paid during the fiscal year ending March 31, 2006. These costs will be funded through cash generated from operations and borrowings under the Revolving Credit Facility, as amended.

July 2003 Plan

In July 2003, the Company implemented a restructuring plan for the print and premedia services segments to further reduce its selling, general and administrative expenses. This plan resulted in the termination of four administrative employees.

As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $1.8 million in the quarter ended September 30, 2003. This charge is classified within restructuring costs and other special charges in the consolidated statement of operations for the fiscal year ended March 31, 2004. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146. The restructuring charge is composed of severance and related termination benefits.

The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2004 (in thousands):

	Initial Recording			03/31/04
	of Restructuring		Reserve	Restructuring
	Reserve	Activity	Adjustment	Reserve Balance
Severance and other employee costs	$1,775	(649)	(9)	1,117

As of March 31, 2004, the Company believes the restructuring reserve of approximately $1.1 million is adequate. The Company anticipates that approximately $0.7 million of the restructuring balance will be paid by March 31, 2005, approximately $0.3 million will be paid during the fiscal year ending March 31, 2006 and the remaining $0.1 million will be paid during the fiscal year ending March 31, 2007. These costs will be funded through cash generated from operations and borrowings under the Revolving Credit Facility, as amended.

Fiscal Year 2003 Restructuring Costs

In the fourth quarter of Fiscal Year 2003, the Company’s Board of Directors approved a restructuring plan for the print and premedia services segments designed to improve operating efficiency and profitability. This plan included the closing of a premedia services facility in Nashville, Tennessee, a reduction of personnel in both the print and premedia services segments and the elimination of certain administrative personnel. These combined actions resulted in the elimination of 30 positions within the Company.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $1.2 million in the fourth quarter of the fiscal year ended March 31, 2003. This charge was classified within restructuring costs and other special charges in the consolidated statement of operations for the fiscal year ended March 31, 2003. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146. The restructuring charge is primarily composed of severance and related termination benefits. The Company reduced the restructuring reserve related to this plan by approximately $0.2 million in the quarter ended March 31, 2004. This reduction was primarily the result of lower than anticipated severance and other employee costs due to the terminated employees obtaining other employment during their severance periods.

The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2004 (in thousands):

	03/31/03			03/31/04
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Severance and other employee costs	$979	(768)	(199)	12
Other costs	103	(106)	27	24

	$1,082	(874)	(172)	36

During the fiscal year ended March 31, 2003, $0.1 million of these costs were paid. As of March 31, 2004, the Company believes the remaining restructuring reserve of less than $0.1 million is adequate. The process of closing a premedia services facility, and the elimination of certain personnel within the Company was completed by March 31, 2003. The Company anticipates that the remaining costs will be paid before March 31, 2005. These costs will be funded through cash generated from operations and borrowings under the Company’s Revolving Credit Facility, as amended.

Fiscal Year 2002 Restructuring Costs

In January 2002, the Company’s Board of Directors approved a restructuring plan for the print and premedia services segments designed to improve asset utilization, operating efficiency and profitability. This plan included the closing of a print facility in Hanover, Pennsylvania, and a premedia services facility in West Palm Beach, Florida, the downsizing of a Buffalo, New York premedia services facility and the elimination of certain administrative personnel. This action resulted in the elimination of 189 positions within the Company.

As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $8.6 million in the fourth quarter of the fiscal year ended March 31, 2002. This charge was classified within restructuring costs and other special charges in the consolidated statement of operations for the fiscal year ended March 31, 2002. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The restructuring charge included severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs primarily including legal fees, site clean-up costs and the write-off of certain press related parts that provided no future use or functionality. The Company recorded an additional $0.2 million of restructuring charges related to this plan in each of the quarters ended March 31, 2004 and September 30, 2003. These charges are related to future lease commitments and are classified within restructuring costs and other special charges in the consolidated statements of operations for the fiscal year ended March 31, 2004.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2004 (in thousands):

	03/31/03			03/31/04
	Restructuring			Restructuring
	Reserve		Additional	Reserve
	Balance	Activity	Reserve	Balance
Severance and other employee costs	$498	(398)	—	100
Lease termination costs	1,311	(485)	406	1,232
Other costs	70	(70)	—	—

	$1,879	(953)	406	1,332

The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. During the fiscal years ended March 31, 2003 and March 31, 2002, $3.4 million of these costs were paid in each year. As of March 31, 2004, the Company believes the restructuring reserve of approximately $1.3 million is adequate. The Company anticipates that $0.6 million of the restructuring reserve balance will be paid by March 31, 2005 and the remaining $0.7 million will be paid by March 31, 2006. These costs will be funded through cash generated from operations and borrowings under the Revolving Credit Facility, as amended.

Other Special Charges

The Company recorded an impairment charge of approximately $0.4 million in the fourth quarter of the fiscal year ended March 31, 2004 and $0.5 million in the fourth quarter of the fiscal year ended March 31, 2003 to reflect the decision to abandon certain Company assets. The provision was based on a review of the Company’s long-lived assets in accordance with SFAS 144. These impairment charges are classified within restructuring costs and other special charges in the consolidated statements of operations.

The Company also recorded an impairment charge of approximately $4.3 million in the fourth quarter of the fiscal year ended March 31, 2002 to reflect the decision to abandon certain Company assets. The provision was based on a review of the Company’s long-lived assets in accordance with SFAS 121. This impairment charge is classified within restructuring costs and other special charges in the consolidated statement of operations.

(15) Parent Guarantee of Subsidiary Debt

Graphics, the issuer of the 10% Notes, is a wholly owned subsidiary of Holdings. Holdings has no other subsidiaries. Holdings has fully and unconditionally guaranteed the payment of principal and interest on the 10% Notes. The 10% Notes are fully and unconditionally guaranteed on a senior basis by Holdings and by all future domestic subsidiaries of Graphics. Holdings conducts no business other than as the sole shareholder of Graphics and has no significant assets other than the capital stock of Graphics, all of which is pledged to secure Holdings’ obligations under the Revolving Credit Facility. Holdings is dependent upon distributions from Graphics to fund its obligations. Graphics’ ability to pay dividends or lend funds to Holdings is restricted or prohibited (see note 1 for a discussion of those restrictions).

(16) Industry Segment Information

The Company has significant operations principally in two industry segments: (1) print and (2) premedia services. All of the Company’s print business and assets are attributed to the print division and all of the Company’s premedia services business and assets are attributed to the premedia services division. The Company’s corporate expenses have been segregated and do not constitute a reportable segment.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Company has two reportable segments: (1) print and (2) premedia services. The print business produces advertising inserts, comics (Sunday newspaper comics, comic insert advertising and comic books), and other publications. The Company’s premedia services business assists customers in the capture, manipulation, transmission and distribution of images. The majority of the premedia services work leads to the production of four-color separations in a format appropriate for use by printers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment EBITDA as calculated by management, which is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, other non-cash expenses, other special charges related to asset write-offs and write-downs, other expense (income), restructuring costs and discontinued operations. The Company generally accounts for intersegment revenues and transfers as if the revenues or transfers were to third parties, that is, at current market prices. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

In the first quarter of the fiscal year ending March 31, 2004, the Company sold its digital visual effects business, Digiscope, for a de minimis amount and recorded a net loss of approximately $0.4 million. Segment operating results for all periods below have been reclassified to present Digiscope’s operating results as a discontinued operation. In addition, fiscal years ended March 31, 2003 and 2002 below reflect a reclassification to the print segment of certain premedia revenues and expenses performed in the print facilities previously presented within the premedia services segment. We revised and reclassified the segment reporting to reflect the current approach used by the Chief Operating Decision Maker in evaluating segment operating results. These reclassifications do not impact any of the Company’s previously reported consolidated results.

The Company’s reportable segments are business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies. A substantial portion of the revenue, long-lived assets and other assets of the Company’s reportable segments are attributed to or located in the United States.

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Fiscal Year 2004
Sales	$418,004	53,098	—	471,102
EBITDA as calculated by management	$46,506	10,315	(3,512)	53,309
Depreciation and amortization	(20,733)	(3,529)	—	(24,262)
Other special charges – SFAS 144	(372)	—	—	(372)
Restructuring costs	(7,101)	(667)	—	(7,768)

Operating income (loss)	18,300	6,119	(3,512)	20,907
Loss on early extinguishment of debt	—	—	(3,196)	(3,196)
Interest expense	—	—	(34,175)	(34,175)
Interest income	—	—	9	9
Other, net	(244)	(84)	(161)	(489)
Income tax expense	—	—	(11,441)	(11,441)
Depreciation from discontinued operations	—	—	(26)	(26)
Discontinued operations excluding depreciation	—	—	(430)	(430)

Net income (loss)	$18,056	6,035	(52,932)	(28,841)
Total assets	$237,680	15,316	14,917	267,913
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$14,465	1,501	—	15,966

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Fiscal Year 2003
Sales	$463,071	54,068	—	517,139
EBITDA as calculated by management	$53,571	8,376	(3,819)	58,128
Depreciation and amortization	(19,760)	(4,336)	—	(24,096)
Other special charges – SFAS 144	(197)	(334)	—	(531)
Restructuring costs	(614)	(577)	—	(1,191)

Operating income (loss)	33,000	3,129	(3,819)	32,310
Interest expense	—	—	(28,674)	(28,674)
Interest income	—	—	90	90
Other, net	(345)	(305)	(853)	(1,503)
Income tax expense	—	—	(1,559)	(1,559)
Depreciation from discontinued operations	—	—	(355)	(355)
Discontinued operations excluding depreciation	—	—	(624)	(624)

Net income (loss)	$32,655	2,824	(35,794)	(315)
Total assets	$250,039	17,405	10,997	278,441
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$26,534	2,118	—	28,652
Fiscal Year 2002
Sales	$475,955	63,253	—	539,208
EBITDA as calculated by management	$65,701	8,544	(3,459)	70,786
Depreciation and amortization	(22,147)	(5,225)	(3,012)	(30,384)
Other special charges – SFAS 121	(3,875)	(407)	—	(4,282)
Restructuring costs	(6,491)	(2,147)	—	(8,638)

Operating income (loss)	33,188	765	(6,471)	27,482
Interest expense	—	—	(29,973)	(29,973)
Interest income	—	—	167	167
Other, net	27	(400)	(251)	(624)
Income tax benefit	—	—	5,073	5,073
Depreciation from discontinued operations	—	—	(815)	(815)
Discontinued operations excluding depreciation	—	—	(588)	(588)

Net income (loss)	$33,215	365	(32,858)	722
Total assets	$240,816	20,908	18,789	280,513
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$21,851	2,460	239	24,550

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15-d-14(c) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management including the Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides certain information about each of the current directors and executive officers of Holdings and Graphics (ages as of March 31, 2004). All directors hold office until their successors are duly elected and qualified.

Name	Age	Position with Graphics and/or Holdings
Stephen M. Dyott	52	Chairman, President, Chief Executive Officer and Director
Timothy M. Davis	49	Senior Vice President/Administration, Secretary and General Counsel
Patrick W. Kellick	46	Senior Vice President/Chief Financial Officer and Assistant Secretary
Stuart R. Reeve	40	President, New Business Development
Larry R. Williams	63	Executive Vice President, Purchasing of Graphics
Kathleen A. DeKam	43	President of American Color
Angela C. Marshall	41	Corporate Controller/Chief Accounting Officer
Eric T. Fry	37	Director
Michael C. Hoffman	41	Director
Hwan-Yoon Chung	30	Director

Stephen M. Dyott has been the Chairman and Chief Executive Officer of Graphics and Holdings since September 1996, President of Holdings since February 1995, President of Graphics since 1991 and Director of Graphics and Holdings since September 1994. Mr. Dyott was Chief Operating Officer of Holdings from February 1995 to September 1996 and Chief Operating Officer of Graphics from 1991 to September 1996. Prior to joining Graphics, Mr. Dyott was the Vice President and General Manager - Flexible Packaging of American National Can Company (“ANCC”) from 1988 to 1991 and the Vice President and General Manager - Tube Packaging of ANCC from 1985 to 1987.

Timothy M. Davis has been the Senior Vice President/Administration, Secretary and General Counsel of Holdings and Graphics since 1989. Prior to joining Holdings and Graphics, Mr. Davis was the Assistant General Counsel of MacMillan, Inc., counsel to affiliates of Maxwell Communication Corporation North America from January 1989 to June 1989 and an attorney in private practice from 1981 to 1989.

Patrick W. Kellick has been the Senior Vice President and Chief Financial Officer of Holdings and Graphics since 2002 and Assistant Secretary of Holdings and Graphics since 1995. Prior to 2002, Mr. Kellick was the Senior Vice President/Corporate Controller of Holdings and Graphics from 1997 to 2002, Vice President/Corporate Controller of Holdings and Graphics from 1989 to 1997 and Corporate Controller of Graphics from 1987 to 1989. Prior to joining Holdings and Graphics, he served in various financial positions with Williams Precious Metals (a division of Brush Wellman, Inc.) from 1984 to 1987, including Chief Financial Officer from 1986 to 1987 and was an Auditor with KPMG from 1979 to 1984.

Stuart R. Reeve has been the President, New Business Development since 2003. Prior to 2003, Mr. Reeve served as President, Retail and Newspaper Services of Graphics from 2002 to 2003, Executive Vice President, Operations of Graphics from 1999 to 2002, Executive Vice President Sales and Marketing of Graphics from 1997 to 1999, Senior Vice President Commercial Sales of Graphics from 1995 to 1997, Vice President Sales - Midwest of Graphics from 1994 to 1995, Vice President Sales - West of Graphics from 1991 to 1994 and as a Sales Executive of Graphics from 1989 to 1991.

Larry R. Williams has been the Executive Vice President, Purchasing of Graphics since 1997. Prior to 1997, Mr. Williams served as Senior Vice President – Purchasing, Marketing and Newspaper Sales of Graphics from 1996 to 1997 and Senior Vice President of Purchasing / Transportation of Graphics from 1993 to 1996. Prior to joining Holdings and Graphics, he was an Independent Management Consultant from 1992 to 1993 and Senior Vice President, Operations Support for Ryder Systems from 1990 to 1992.

Kathleen A. DeKam has been the President of American Color since 1998. Prior to 1998, Ms. DeKam was the Vice President of Human Resources of American Color from 1996 to 1998, Director of Human Resources of American Color from 1995 to 1996 and Manager of Human Resources for various print plants of Graphics from 1986 to 1995.

Angela C. Marshall has been the Corporate Controller of Holdings and Graphics since 2002. Prior to 2002, Ms. Marshall was the Assistant Corporate Controller of Holdings and Graphics from 1999 to 2002, Director of Corporate Accounting and Financial Reporting of Graphics from 1998 to 1999 and Financial Reporting Manager of Graphics from 1994 to 1998. Prior to joining Graphics, she was the Manager of Financial Controls of Berol Corporation from 1993 to 1994, Corporate Controller of QSC Finishing, Inc. from 1990 to 1993, Controller of Maryland Farms Development Company from 1988 to 1990 and an Auditor with KPMG from 1984 to 1988.

Eric T. Fry has been a Director of Graphics and Holdings since 1996. Mr. Fry is a Managing Director of Morgan Stanley Capital Partners. He joined Morgan Stanley & Co. Incorporated initially in 1989 and is currently a Managing Director of Morgan Stanley & Co. Incorporated. He is also a Director of Cross Country Healthcare, Inc., EnerSys Inc., Direct Response Corporation, Homesite Group, LifeTrust America, Vanguard Health Systems and The Underwriter Group Limited.

Michael C. Hoffman has been a Director of Graphics and Holdings since 2003. Mr. Hoffman is a Managing Director of Morgan Stanley Capital Partners. He joined Morgan Stanley & Co. Incorporated in 1986 and worked in the firm’s Strategic Planning Group prior to joining Morgan Stanley Capital Partners in 1990. He is also a Director of Aventine Renewable Energy.

Hwan-Yoon Chung has been a Director of Graphics and Holdings since 2004. Mr. Chung is an Executive Director of Morgan Stanley Capital Partners. He joined Morgan Stanley Capital Partners in 1998. Prior to joining Morgan Stanley Capital Partners, he was an Associate in the Restructuring and Reorganization Group at The Blackstone Group L.P.

Morgan Stanley and Morgan Stanley Capital Partners have announced that a team of investment professionals from Morgan Stanley Capital Partners, led by Howard Hoffen and senior members of the Capital Partners group including Mr. Fry, Mr. Hoffman and Mr. Chung, will establish a new independent private equity firm, Metalmark Capital, LLC, to manage Morgan Stanley Capital Partners III and certain of its related funds on a sub-advisory basis. Subject to certain regulatory approvals, this sub-advisory relationship is expected to commence in the third quarter of 2004.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and all other employees . We will provide a copy of the code of ethics to any person, without charge, upon written request made to our Corporate Secretary at American Color Graphics, Inc., 100 Winners Circle, Suite 300, Brentwood, Tennessee 37027.

Audit Committee Financial Expert

We are not required to maintain an audit committee or an audit committee financial expert as we do not have exchange listed securities. However, the Company’s Board of Directors in many ways serves in the capacity of an audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information concerning compensation for services to Holdings and Graphics during Fiscal Years 2004, 2003 and 2002 of the Chief Executive Officer and the four other most highly compensated executive officers who we refer to as the Named Executive Officers of Holdings and/or Graphics.

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
						Securities
				Other		Under-
				Annual	Restricted	lying		All Other
Name and Principal				Compen-	Stock	Options/	LTIP	Compen-
Position	Period	Salary	Bonus	sation	Award(s)	SARs (#)	Payouts (a)	sation
Stephen M. Dyott	Fiscal Year 2004	$575,000	$325,000	—	—	—	$2,362,797	—
Chairman, President,	Fiscal Year 2003	$575,000	$425,000	—	—	—	—	—
Chief Executive Officer	Fiscal Year 2002	$575,000	$700,000	—	—	—	—	—
& Director
Larry R. Williams	Fiscal Year 2004	$350,000	$50,000	—	—	—	—	—
Executive Vice President,	Fiscal Year 2003	$350,000	$200,000	—	—	—	—	—
Purchasing of Graphics	Fiscal Year 2002	$350,000	$175,000	—	—	—	—	—
Stuart R. Reeve	Fiscal Year 2004	$350,000	$50,000	—	—	—	—	—
President, New Business	Fiscal Year 2003	$350,000	$50,000	—	—	360	—	—
Development	Fiscal Year 2002	$300,000	$200,000	—	—	—	—	—
Timothy M. Davis	Fiscal Year 2004	$295,000	$100,000	—	—	—	$712,076	—
Senior Vice President/	Fiscal Year 2003	$295,000	$125,000	—	—	—	—	—
Administration, Secretary&	Fiscal Year 2002	$295,000	$200,000	—	—	—	—	—
General Counsel
Patrick W. Kellick	Fiscal Year 2004	$265,000	$100,000	—	—	—	$219,377	—
Senior Vice President,	Fiscal Year 2003	$242,769	$75,000	—	—	—	—	—
Chief Financial Officer &	Fiscal Year 2002	$215,000	$120,000	—	—	—	—	—
Assistant Secretary

(a)	Represents a gain recognized from the cancellation of all outstanding options to purchase shares of preferred stock of Holdings held by certain key officers as a part of the 2003 Refinancing (see note 6 to our consolidated financial statements appearing elsewhere in this Report).

     The following table presents information concerning the options granted to the Named Executive Officers during the last fiscal year.

Option/SAR Grants in Last Fiscal Year

Alternative
To (f) and (g)
Grant Date
Individual Grants					Value
% of Total
	Number of	Options/ SARs
	Securities	Granted to			Grant
	Underlying	Employees	Exercise or Base		Date
	Options/SARs	in Fiscal Year	Price	Expiration	Present
Name	Granted (#)	2004	($/sh)	Date	Value ($)
Common Stock Option Plans
None

The following table presents information concerning the fiscal year-end value of unexercised stock options held by the Named Executive Officers.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money Options/ SARs at
	Shares Acquired	Value	Options/SARs at 3/31/04	3/31/04 Exercisable/Unexercisable
	on Exercise (#)	Realized($)	Exercisable/Unexercisable (#)	($)
Common Stock Option Plans (a)
Stephen M. Dyott	—	—	0 / 0	(a	)
Larry R. Williams	—	—	0 / 0	(a	)
Stuart R. Reeve	—	—	200.25 / 470.25	(a	)
Timothy M. Davis	—	—	0 / 0	(a	)
Patrick W. Kellick	—	—	225.00 / 900.00	(a	)

(a)	Holdings’ common stock has not been registered or publicly traded and, therefore a public market price of the stock is not available. At March 31, 2004 we believe the fair market value to be $0 per share of Common Stock.

Pension Plan

Graphics sponsors the American Color Graphics, Inc. Salaried Employees’ Pension Plan (the “Pension Plan”), a defined benefit pension plan covering full-time salaried employees of Graphics who had at least one year of service as of December 31, 1994.

In October 1994, the Board of Directors approved an amendment to the Pension Plan that resulted in the freezing of additional defined benefits for future services under such plan effective January 1, 1995 (see note 9 to our consolidated financial statements appearing elsewhere in this Report).

At March 31, 2004, all of the Named Executive Officers had vested in the Pension Plan. At March 31, 2004, the Named Executive Officers had the following amounts of credited service (original hire date through January 1, 1995) and annual benefit payable upon retirement at age 65 under the Pension Plan: Stephen M. Dyott (3 years, 3 months; $8,220), Larry R. Williams (1 year, 5 months; $3,192), Stuart R. Reeve (5 years, 4 months; $9,185), Timothy M. Davis (5 years, 5 months; $11,700) and Patrick W. Kellick (6 years, 5 months; $11,456).

The basic benefit payable under the Pension Plan is a five-year certain single life annuity equivalent to (a) 1% of a participant’s “final average monthly compensation” plus (b) 0.6% of a participant’s “final average monthly compensation” in excess of 40% of the monthly maximum Social Security wage base in the year of retirement multiplied by years of credited service (not to exceed 30 years of service). For purposes of the Pension Plan, “final average compensation” (which, for the Named Executive Officers, is reflected in the salary and bonus columns of the Summary Compensation Table) means the average of a participant’s five highest consecutive calendar years of total earnings (which includes bonuses) from the last 10 years of service. The maximum monthly benefit payable from the Pension Plan is $5,000.

The basic benefit under the Pension Plan is payable upon completion of five years of vesting service and retirement on or after attaining age 65. Participants may elect early retirement under the Pension Plan upon completion of five years of vesting service and the attainment of age 55, and receive the basic benefit reduced by 0.4167% for each month that the benefit commencement date precedes the attainment of age 65. A deferred vested benefit is available to those participants who separate from service before retirement provided the participant has at least five years of vesting service.

Supplemental Executive Retirement Plan

In October 1994, we approved a new Supplemental Executive Retirement Plan, which is a defined benefit plan and currently includes the Named Executive Officers, two other executives and one former executive. The plan provides for a basic annual benefit payable upon completion of five years vesting service (April 1, 1994 through March 31, 1999 for Messrs. Dyott, Williams, Davis and Kellick and July 1, 1997 through June 30, 2002 for Messr. Reeve) and retirement on or after attaining age 65, or the present value of such benefit at an earlier date under certain circumstances. At March 31, 2004, the Named Executive Officers have the following basic annual benefit payable under this plan at age 65:

Stephen M. Dyott	$100,000
Larry R. Williams	$50,000
Stuart R. Reeve	$50,000
Timothy M. Davis	$75,000
Patrick W. Kellick	$50,000

Such benefits will be paid from our assets (see note 9 to our consolidated financial statements appearing elsewhere in this Report).

Compensation of Directors

Directors of Holdings and Graphics do not receive a salary or an annual retainer for their services but are reimbursed for expenses incurred with respect to such services.

Employment Agreements

On October 19, 1998, Graphics entered into an employment agreement with Stephen M. Dyott, which we refer to as the Dyott Employment Agreement, which replaced the agreement entered into by Graphics and Mr. Dyott on April 3, 1993. The Dyott Employment Agreement has an initial term of three years. The term under the Dyott Employment Agreement is automatically extended for one-year periods absent at least one year’s written notice of an intent by either party not to renew. The Dyott Employment Agreement provides for the payment of an annual salary, annual bonus and all other employee benefits and perquisites made available to Graphics’ senior executives generally.

Under the Dyott Employment Agreement, if the employee’s employment is terminated by Graphics “without cause” (“cause”, as defined in the Dyott Employment Agreement, means a material breach by the employee of his obligations under the Dyott Employment Agreement; continued failure or refusal of the employee to substantially perform his duties to Graphics; a willful and material violation of Federal or state law applicable to Graphics or the employee’s conviction of a felony or perpetration of a common law fraud; or other willful misconduct that is injurious to Graphics) or by the employee for “good reason” (which, as defined in the Dyott Employment Agreement, means a decrease in base pay or a failure by Graphics to pay material compensation due and payable; a material diminution of the employee’s responsibilities or title; a material change in the employee’s principal employment location; or a material breach by Graphics of a material term of the Dyott Employment Agreement), the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and salary continuation payments (and certain other benefits) for a period of three years beginning on the date of termination. The Dyott Employment Agreement contains confidentiality obligations that survive indefinitely, non-solicitation obligations that end on the second anniversary of the date employment has ceased and non-competition obligations that end on the third anniversary of the date employment has ceased.

Graphics is also party to an employment agreement dated as of September 1, 1995, with Larry R. Williams, which provides for an annual salary, annual bonus and all other employee benefits and perquisites made available to Graphics’ senior executives generally. The term of Mr. William’s agreement provided for an initial period of two years with one year automatic extensions. Such agreement also provides that in the event the employee’s employment is terminated by Graphics without “cause”, as defined above, or by the employee for “good reason”, as defined above, the employee will be entitled to base salary continuation for two years following termination. The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased.

On August 1, 1999, Graphics entered into a severance agreement with Stuart R. Reeve which provides that in the event the employee’s employment is terminated by Graphics without “cause”, as defined above (but also including as “cause” competition with Graphics), or by the employee for “good reason”, as defined above, the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and salary and benefit continuation for two years following termination. Such base salary payments will be reduced, after the first twelve months from the date of termination, to the extent the employee receives compensation from another employer. The severance agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased.

On July 15, 1998, Graphics entered into a severance agreement with Timothy M. Davis which provides that in the event the employee’s employment is terminated by Graphics without “cause”, as defined above (but also including as “cause” competition with Graphics), or by the employee for “good reason”, as defined above, the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and salary and benefit continuation for three years following termination. The severance agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the third anniversary of the date employment has ceased.

Graphics is also party to a severance agreement dated as of October 3, 1996, with Patrick Kellick, which provides that in the event the employee’s employment is terminated by Graphics without “cause”, as defined above (but also including as “cause” competition with Graphics), or by the employee for “good reason”, as defined above, the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and the employee will be entitled to salary and benefit continuation for two years following termination. Such salary payments will be reduced to the extent the employee receives compensation from another employer. The severance agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-compete obligations that end on the second anniversary of the date employment ceased.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

We do not maintain a formal compensation committee. Stephen M. Dyott sets compensation in conjunction with the Board of Directors.

Repriced Options

During Fiscal Year 1998, certain common stock option agreements were modified to reprice options previously granted with a $50 exercise price to a $.01 exercise price. Based upon the Board of Directors determination, the new exercise price was not less than the fair market value of such options. See note 11 to our consolidated financial statements appearing elsewhere in this Report. The following table presents information concerning all repricing of options and SARs held by any executive officer during the last ten completed fiscal years.

Ten Year Option / SAR Repricings

		Number of
		Securities	Market Price of	Exercise		Length of Original
		Underlying	Stock at Time of	Price at	New	Option Term
		Options/SARs	Repricing or	Time of	Exercise	Remaining at Date
		Repriced or	Amendment	Repricing	Price	of Repricing or
Name	Date	Amended (#)	($)	($)	($)	Amendment
Stephen M. Dyott	01/16/98	1,761	—	50	.01	8 yrs. 6 mo.
Chairman, President,	01/16/98	380	—	50	.01	7 yrs. 6 mo.
Chief Executive Officer &	01/16/98	859	—	50	.01	6 yrs. 5 mo.
Director	01/16/98	2,300	—	50	.01	5 yrs. 0 mo.
Larry R. Williams	01/16/98	125	—	50	.01	8 yrs. 6 mo.
Executive Vice President,	01/16/98	526	—	50	.01	6 yrs. 5 mo.
Purchasing of Graphics
Stuart R. Reeve	01/16/98	91	—	50	.01	8 yrs. 6 mo.
President, New Business	01/16/98	140	—	50	.01	7 yrs. 6 mo.
Development	01/16/98	420	—	50	.01	6 yrs. 5 mo.
Timothy M. Davis	01/16/98	290	—	50	.01	8 yrs. 6 mo.
Senior Vice President/	01/16/98	535	—	50	.01	6 yrs. 5 mo.
Administration, Secretary	01/16/98	255	—	50	.01	5 yrs. 0 mo.
& General Counsel
Patrick W. Kellick	01/16/98	257	—	50	.01	8 yrs. 6 mo.
Senior Vice President,	01/16/98	105	—	50	.01	6 yrs. 5 mo.
Chief Financial Officer & Assistant Secretary

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 31, 2004, concerning the persons having beneficial ownership of more than five percent of the capital stock of Holdings and the beneficial ownership thereof by each director and Named Executive Officer of Holdings and by all directors and executive officers of Holdings as a group. Each holder below has sole voting power and sole investment power over the shares designated below.

	Shares of Holdings
Name	Common Stock	Percent of Class
The Morgan Stanley Leveraged Equity Fund II, L.P.
1585 Broadway
New York, NY 10036	59,450.0	37.1
MSCP III Entities (a)
1585 Broadway
New York, NY 10036	23,333.0	14.6
First Plaza Group Trust
c/o Mellon Bank, N.A.
1 Mellon Bank Center
Pittsburgh, PA 15258	17,000.0	10.6
Directors and Named Executive Officers:
Stephen M. Dyott	14,970.0	9.4
Larry R. Williams	1,809.0	1.1
Stuart R. Reeve (b)	2,430.0	1.5
Timothy M. Davis	3,618.0	2.3
Patrick W. Kellick (c)	2,034.0	1.3
Eric T. Fry	—	—
Michael C. Hoffman	—	—
Hwan-Yoon Chung	—	—
All directors and executive officers as a Group (9 persons, including Messrs. Dyott, Williams, Reeve, Davis and Kellick) (d)	26,895.0	16.7

(a)	Includes Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P. and MSCP III 892 Investors, L.P.

(b)	Includes 290 common stock options exercisable within 60 days.

(c)	Includes 225 common stock options exercisable within 60 days.

(d)	Includes 1,142 common stock options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship With Morgan Stanley

MSCP Funds, defined below, is affiliated with entities that beneficially own approximately 52% of the outstanding shares of Common Stock of Holdings. Morgan Stanley Senior Funding, Inc. received interest payments for the fiscal year ended March 31, 2004 based on its participation during the course of the year related to the old bank credit agreement. As part of the 2003 Refinancing, $4.9 million was paid to affiliates of Morgan Stanley for the services they performed in conjunction with the Revolving Credit Facility and the original private placement of the 10% Notes.

Stockholders’ Agreement

Holdings, The Morgan Stanley Leveraged Equity Fund II, L.P. (“MSLEF II”), other entities affiliated with Morgan Stanley & Co. Incorporated (“MS&Co. Inc.”) MSLEF II and MS&Co., Inc. collectively (“MSCP Funds”) and other stockholders of Holdings entered into an amended and restated stockholders’ agreement, dated as of August 14, 1995 as subsequently amended as of January 16, 1998. The stockholders’ agreement gives the MSCP Funds the right to designate a director of Holdings and gives certain minority stockholders not affiliated with us the right to designate a director of Holdings. The stockholders’ agreement contains rights of first refusal with regard to the issuance by Holdings of equity securities and sales by the stockholders of equity securities of Holdings owned by them, specified tag along and drag along provisions and registration rights. The stockholders’ agreement also restricts our ability to enter into affiliate transactions unless the transaction is fair and reasonable, with terms no less favorable to us than if the transaction was completed on an arm’s length basis.

Tax Sharing Agreement

Holdings and Graphics are parties to an amended and restated tax sharing agreement effective July 27, 1989. Under the terms of the agreement, Graphics (whose income is consolidated with that of Holdings for U. S. federal income tax purposes) is liable to Holdings for amounts representing U. S. federal income taxes calculated on a “stand-alone basis”. Each year Graphics pays to Holdings the lesser of (a) Graphics’ U. S. federal tax liability computed on a stand-alone basis and (b) its allocable share of the U. S. federal tax liability of the consolidated group. Accordingly, Holdings is not currently reimbursed for the separate tax liability of Graphics to the extent Holdings’ losses reduce consolidated tax liability. Reimbursement for the use of such Holdings’ losses will occur when the losses may be used to offset Holdings’ income computed on a stand-alone basis. Graphics has also agreed to reimburse Holdings in the event of any adjustment (including interest or penalties) to consolidated income tax returns based upon Graphics’ obligations with respect thereto. No reimbursement obligation currently exists between Graphics and Holdings. Also under the terms of the tax sharing agreement, Holdings has agreed to reimburse Graphics for refundable U. S. federal income tax equal to an amount which would be refundable to Graphics had Graphics filed separate U. S. federal income tax returns for all years under the agreement. Graphics and Holdings have also agreed to treat foreign, state and local income and franchise taxes for which there is consolidated or combined reporting in a manner consistent with the treatment of U. S. federal income taxes as described above.

Transactions With Management and Others

In conjunction with the 2003 Refinancing (see note 6 to our consolidated financial statements appearing elsewhere in this Report), we repurchased and currently retired, all 5,223 outstanding shares of preferred stock of Holdings. Of the total number of shares repurchased and retired, approximately 23 shares belonged to Stephen M. Dyott and were repurchased for approximately $0.2 million. This resulted in a loss to Messr. Dyott as he originally purchased the shares for approximately $0.3 million.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for the fiscal years ended March 31, 2004 and March 31, 2003 and fees billed for other services rendered by Ernst & Young LLP during those periods. The fees for the annual audit and quarterly reviews reflect the fees for the year on an accrual/estimated basis as required by the Securities and Exchange Commission disclosure rules. Otherwise, the amounts reported reflect actual fees invoiced during the Company’s fiscal year.

	Fiscal Year Ended March 31,
	2004	2003
	(in thousands)
Audit fees (a)	$520	242
Audit-related fees (b)	105	308
Tax fees (c)	53	45
All other fees	—	—

Total fees	$738	595

(a)	Audit fees consist of fees for professional services related to the audit of our consolidated financial statements, review of financial statements included in our quarterly reports, comfort letters and other services related to SEC matters, as well as services that are normally provided by the independent auditor in connection with statutory filings or engagements.

(b)	Audit-related fees consist primarily of fees for professional services related to assistance with our internal control reviews, documentation of our policies and procedures and employee pension and benefit plan audits.

(c)	Tax fees include the review of federal, state, local and Canadian tax returns as well as tax planning and consultation on new tax legislation, regulations, rulings and developments.

Board of Directors Pre-Approval Policies

The Board of Directors has established pre-approval policies and procedures pursuant to which all audit and auditor provided non-audit engagement fees and terms must be approved. Pre-approval is generally provided for up to one year and is detailed as to the particular service or category of services. The Board of Directors is also responsible for considering, to the extent applicable, whether the independent auditors’ provision of other non-audit services to the Company is compatible with maintaining the independence of the independent auditors.

All services provided by Ernst & Young LLP in the fiscal year ended March 31, 2004 were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Report:

      Reports of Independent Auditors

1	and 2. Financial Statements: The following Consolidated Financial Statements of Holdings are included in Part II, Item 8:

                              Consolidated balance sheets — March 31, 2004 and 2003

                              For the Years Ended March 31, 2004, 2003 and 2002:

                                                   Consolidated statements of operations

                                                   Consolidated statements of stockholders’ deficit
                                                   Consolidated statements of cash flows

                                                   Notes to Consolidated Financial Statements

Financial Statement Schedules: The following financial statement schedules of Holdings are filed as a part of this Report.

	Schedules	Page No.
I.	Condensed Financial Information of Registrant:
	Condensed Financial Statements (parent company only) for the years ended March 31, 2004, 2003 and 2002 and as of March 31, 2004 and 2003	75

II.	Valuation and qualifying accounts	81

Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set-forth therein is included in the Consolidated Financial Statements or notes thereto.

3.     Exhibits: The exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of this Report.

Exhibit No.	Description
3.1	Certificate of Incorporation of Graphics, as amended to date*

3.2	By-laws of Graphics, as amended to date*

3.3	Restated Certificate of Incorporation of Holdings, as amended to date*

3.4	By-laws of Holdings, as amended to date*

10.2	Employment Agreement, dated as of October 19, 1998, between Graphics and Stephen M. Dyott***

10.3	Severance Letter, dated August 1, 1999, between Graphics and Stuart Reeve***

10.4	Severance Letter, dated October 3, 1996, between Graphics and Patrick Kellick

10.5	Severance Letter, dated July 15, 1998, between Graphics and Timothy M. Davis†

10.6	Severance Letter, dated September 1, 1995, between Graphics and Larry Williams†

10.6(a)	Amendment to Severance Letter, dated June 3, 1999, between Graphics and Larry Williams*****

10.7	Amended and Restated Stockholders’ Agreement, dated as of August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P.and the additional parties named therein**

10.7 (a)	Amendment No. 1, dated January 16, 1998, to Amended and Restated Stockholders’ Agreement dated as of August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II,L.P., Morgan Stanley Capital Partners III, L.P., and the additional parties named herein††††

10.8	Stock Option Plan of Holdings††

Exhibit No.	Description
10.10	Holdings Common Stock Option Plan††††

10.12	Credit Agreement dated as of July 3, 2003, among Graphics; Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender; Morgan Stanley Senior Funding, Inc., as Documentation Agent; GECC Capital Markets Group Inc., as Syndication Agent; and the financial institutions named therein as Lenders#

10.12 (a)	First Amendment to Credit Agreement dated as of February 9, 2004 to Credit Agreement dated as of July 3, 2003, among Graphics; Bank of America, N. A., as Administrative Agent, Collateral Agent and as a Lender; Morgan Stanley Senior Funding, Inc., as Documentation Agent; GECC Capital Markets Group Inc., as Syndication Agent; and the financial institutions named therein as Lenders###

10.13	Indenture (including the form of the 10% Notes) dated as of July 3, 2003, among Graphics, Holdings and The Bank of New York#

10.14	Purchase Agreement dated June 19, 2003, among Graphics, Holdings and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers##

10.15	Registration Rights Agreement dated June 19, 2003, among Graphics, Holdings and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Credit Suisse First Boston LLC##

10.16	Intercreditor Agreement dated July 3, 2003, by and among Bank of America, N.A., The Bank of New York and Graphics##

10.17	Security Agreement dated July 3, 2003, among Graphics, Holdings and the Bank of New York##

10.18	Pledge Agreement dated July 3, 2003, by Graphics and Holdings in favor of The Bank of New York, as Trustee##

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference from Amendment No. 2 to Form S-1 filed on October 4, 1993 — Registration number 33-65702.

†	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1999 – Commission file number 33-97090.

#	Incorporated by reference from Post Effective Amendment No. 9 to Form S-1 filed on July 16, 2003 – Commission file number 33-97090.

##	Incorporated by reference from Form S-4 filed on November 6, 2003 – Registration number 33-97090.

**	Incorporated by reference from Form S-4 filed on September 19, 1995 – Registration number 33-97090.

††	Incorporated by reference from Amendment No. 2 to Form S-4 filed on November 22, 1995 — Registration number 33-97090.

***	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 2000 - Commission file number 33-97090.

###	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 – Commission file number 33-97090.

††††	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1998 – Commission file number 33-97090.

*****	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 – Commission file number 33-97090.

(b)	Reports on Form 8-K:

Form 8-K filed with the Securities and Exchange Commission on February 9, 2004, under Item 7 announced American Color Graphics, Inc. will host a teleconference to discuss its financial results for the third quarter of the fiscal year ended March 31, 2004.

Form 8-K filed with the Securities and Exchange Commission on February 12, 2004, under Item 12 announced American Color Graphics, Inc.’s financial results for the third fiscal quarter and the nine month period ended December 31, 2003.

There were no other reports filed on Form 8-K in the quarter ended March 31, 2004.

Form 8-K filed with the Securities and Exchange Commission on May 13, 2004, under Item 7 announced American Color Graphics, Inc. will host a teleconference to discuss its financial results for the fourth fiscal quarter and the fiscal year ended March 31, 2004.

Form 8-K filed with the Securities and Exchange Commission on May 19, 2004, under Item 12 announced American Color Graphics, Inc.’s financial results for the fourth fiscal quarter and the fiscal year ended March 31, 2004.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Condensed Balance Sheets
(Dollars in thousands except par values and liquidation preference)

	March 31,
	2004	2003
Assets
Current assets:
Receivable from subsidiary	$1,199	606
Income taxes receivable	—	348

Total assets	$1,199	954

Liabilities and Stockholder’s Deficit
Liabilities of subsidiary in excess of assets	$189,938	108,653
Income taxes payable	36	—

Total liabilities	189,974	108,653

Commitments and contingencies
Stockholders’ deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 160,067 and 163,929 shares issued and outstanding at March 31, 2004 and 2003, respectively	2	2
Preferred stock, $.01 par value, 15,823 shares authorized, none issued and outstanding as of March 31, 2004; as of March 31, 2003, 3,617 shares Series AA convertible preferred stock issued and outstanding, $39,442,500 liquidation preference, and 1,606 shares Series BB convertible preferred stock issued and outstanding, $17,500,000 liquidation preference	—	—
Additional paid-in capital	2,103	58,816
Accumulated deficit	(169,516)	(140,655)
Other accumulated comprehensive loss, net of tax	(21,364)	(25,862)

Total stockholders’ deficit	(188,775)	(107,699)

Total liabilities and stockholders’ deficit	$1,199	954

See accompanying notes to condensed financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Condensed Statements of Operations
(In thousands)

	Year ended March 31,
	2004	2003	2002
Equity in income(loss) of subsidiary	$(28,841)	(315)	722

Net income(loss)	$(28,841)	(315)	722

See accompanying notes to condensed financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Condensed Statements of Cash Flows
(In thousands)

Year ended March 31,
	2004	2003	2002
Cash flows from operating activities	$—	—	—
Cash flows from investing activities	—	—	—
Cash flows from financing activities	—	—	—

Net change in cash	$—	—	—

See accompanying notes to condensed financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Notes to Condensed Financial Statements

Description of ACG Holdings, Inc.

Our Company was formed in April 1989 under the name GBP Holdings, Inc. to effect the purchase of all the capital stock of GBP Industries, Inc. from its stockholders in a leveraged buyout transaction. In October 1989, GBP Holdings, Inc. changed its name to Sullivan Holdings, Inc. and GBP Industries, Inc. changed its name to Sullivan Graphics, Inc. Effective June 1993, Sullivan Holdings, Inc. changed its name to Sullivan Communications, Inc. Effective July 1997, Sullivan Communications, Inc. changed its name to ACG Holdings, Inc. (“Holdings”) and Sullivan Graphics, Inc. changed its name to American Color Graphics, Inc. (“Graphics”).

Holdings has no operations or significant assets other than its investment in Graphics. Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at March 31, 2004, Graphics’ ability to pay dividends or lend to Holdings is either restricted or prohibited, except that Graphics may pay specified amounts to Holdings to fund the payment of Holdings’ obligations pursuant to a tax sharing agreement (see note 4).

On April 8, 1993 (the “Acquisition Date”), pursuant to an Agreement and Plan of Merger dated as of March 12, 1993, as amended (the “Merger Agreement”), between Holdings and SGI Acquisition Corp. (“Acquisition Corp.”), Acquisition Corp. was merged with and into Holdings (the “Acquisition”). Acquisition Corp. was formed by The Morgan Stanley Leveraged Equity Fund II, L.P., certain institutional investors, and certain members of management (the “Purchasing Group”) for the purpose of acquiring a majority interest in Holdings. Acquisition Corp. acquired a substantial and controlling majority interest in Holdings in exchange for $40 million in cash. In the Acquisition, Holdings continued as the surviving corporation and the separate corporate existence of Acquisition Corp. was terminated.

1.	Basis of Presentation`

The accompanying condensed financial statements (parent company only) include the accounts of Holdings and its investments in Graphics accounted for in accordance with the equity method, and do not present the financial statements of Holdings and its subsidiary on a consolidated basis. These parent company only financial statements should be read in conjunction with ACG Holdings, Inc. consolidated financial statements. The Acquisition was accounted for under the purchase method of accounting applying the provisions of Accounting Principles Board Opinion No. 16 (“APB 16”).

2.	Guarantees

As set forth in ACG Holdings, Inc. consolidated financial statements, a substantial portion of Graphics’ long-term obligations has been guaranteed by Holdings.

Holdings has guaranteed Graphics’ indebtedness under the Revolving Credit Facility, which guarantee is secured by a pledge of all of Graphics’ stock. Borrowings under the Revolving Credit Facility are secured by substantially all assets of Graphics. Holdings is restricted under its guarantee of the Revolving Credit Facility from, among other things, entering into mergers, acquisitions, incurring additional debt, or paying cash dividends.

On July 3, 2003, Graphics issued $280 million of 10% Senior Second Secured Notes Due 2010 (the “10% Notes”) bearing interest at 10% and maturing June 15, 2010. The 10% Notes are fully and unconditionally guaranteed on a senior basis by Holdings, and by all future domestic subsidiaries of Graphics.

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

Holdings and Graphics (collectively the “Company”) are parties to an amended and restated tax sharing agreement effective July 27, 1989. Under the terms of the agreement, Graphics (whose income is consolidated with that of Holdings for U. S. federal income tax purposes) is liable to Holdings for amounts representing U. S. federal income taxes calculated on a “stand-alone basis”. Each year Graphics pays to Holdings the lesser of (i) Graphics’ U. S. federal tax liability computed on a stand-alone basis and (ii) its allocable share of the U. S. federal tax liability of the consolidated group. Accordingly, Holdings is not currently reimbursed for the separate tax liability of Graphics to the extent Holdings’ losses reduce the consolidated tax liability. Reimbursement for the use of such Holdings’ losses will occur when the losses may be used to offset Holdings’ income computed on a stand-alone basis. Graphics has also agreed to reimburse Holdings in the event of any adjustment (including interest or penalties) to consolidated income tax returns based upon Graphics’ obligations with respect thereto. No reimbursement obligation currently exists between Graphics and Holdings. Also under the terms of the tax sharing agreement, Holdings has agreed to reimburse Graphics for refundable U. S. federal income taxes equal to an amount which would be refundable to Graphics had Graphics filed separate U. S. federal income tax returns for all years under the agreement. Graphics and Holdings have also agreed to treat foreign, state and local income and franchise taxes for which there is consolidated or combined reporting in a manner consistent with the treatment of U. S. federal income taxes as described above.

5.	Refinancing Transaction

On July 3, 2003, the Company sold $280 million aggregate principal amount of its 10% Notes as part of a recapitalization involving Graphics, Holdings and certain affiliates of the Company and also entered into a $70 million senior secured revolving credit facility maturing on July 3, 2008, with a syndicate of lenders (the “Revolving Credit Facility”), (collectively the “2003 Refinancing”). Graphics repaid substantially all existing indebtedness (excluding capital leases) through:

•	the repayment of all amounts outstanding under the old bank credit agreement, and the concurrent termination of all related commitments thereunder;

•	the issuance of letters of credit under the Revolving Credit Facility to replace outstanding letters of credit; and

•	effective August 3, 2003, the redemption of all of the 12¾% Senior Subordinated Notes Due 2005 (the “12¾% Notes”), at a redemption price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest thereon.

In addition, the Company repurchased, and concurrently retired, all 5,223 outstanding shares of preferred stock of Holdings, and canceled all outstanding options to purchase shares of the preferred stock of Holdings held by certain key officers, for an aggregate purchase price of $56.9 million. The canceled options would have been exercisable for 582 shares of preferred stock of Holdings.

The 10% Notes mature June 15, 2010, with interest payable semi-annually on June 15 and December 15. The 10% Notes are redeemable at the option of Graphics in whole or in part on June 15, 2007, at 105% of the principal amount, plus accrued interest. The redemption price will decline each year after 2007 and will be 100% of the principal amount of the 10% Notes, plus accrued interest, beginning on June 15, 2009. Upon a change of control, Graphics will be required to make an offer to purchase the 10% Notes. The purchase price will equal 101% of the principal amount of the 10% Notes on the date of purchase, plus accrued interest.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Notes to Condensed Financial Statements

In addition, before June 15, 2006, Graphics may redeem up to 35% of the aggregate principal amount of the 10% Notes with the proceeds of sales of certain kinds of capital stock at 110% of its principal amount, plus accrued interest to the redemption date. Graphics may make such redemption only if, after any such redemption, at least $150 million aggregate principal amount of the 10% Notes remains outstanding.

The Revolving Credit Facility provides for maximum borrowings of $70 million, including a letter of credit sub-facility of up to $40 million. Borrowings under this facility, as amended, are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable, eligible inventory and the appraised value of eligible machinery and equipment and real estate, subject to certain limitations. The borrowing base arrangement includes a provision whereby proceeds from collection of substantially all of the Company’s accounts receivable are deposited into bank accounts which are applied daily toward repayment of borrowings outstanding, if any, under the Revolving Credit Facility. At March 31, 2004, the Company had no borrowings under the Revolving Credit Facility and had letters of credit outstanding of approximately $30.6 million. The Company had additional borrowing availability of approximately $39.4 million.

Amounts outstanding under the Revolving Credit Facility, as amended, bear interest at a rate equal to, at the Company’s option, (a) an alternate base rate, plus an applicable margin of 2.00% or (b) a reserve adjusted LIBOR rate, plus an applicable margin of 3.00%. The applicable margins under both rate structures are subject to periodic downward adjustment based upon the attainment of certain fixed charge coverage ratio levels.

The Revolving Credit Facility, as amended, contains customary affirmative and negative covenants, including but not limited to:

•	minimum fixed charge coverage ratio requirements; and

•	limitations on acquisitions and investments, new subsidiaries, uses of proceeds, indebtedness, liens, dividends and distributions, prepayments of certain indebtedness, affiliate transactions, loans, asset dispositions and Holdings’ business operations.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
ACG HOLDINGS, INC.

	Balance at								Balance at
	Beginning	Expense /				Other			End of
	of Period	(Income)			Write-offs	Adjustments			Period
			(in thousands)
Fiscal Year ended March 31, 2004
Allowance for doubtful accounts	$2,524	998			(689)	20			$2,853
Reserve for inventory obsolescence	$385	(20)			(80)	—			$285
Income tax valuation allowance	$26,815	12,800	(a	)	—	5,570	(b	)	$45,185
Fiscal Year ended March 31, 2003
Allowance for doubtful accounts	$2,537	873			(886)	—			$2,524
Reserve for inventory obsolescence	$390	(1)			(4)	—			$385
Income tax valuation allowance	$23,346	—			—	3,469	(c	)	$26,815
Fiscal Year ended March 31, 2002
Allowance for doubtful accounts	$3,840	(602)			(701)	—			$2,537
Reserve for inventory obsolescence	$485	(62)			(33)	—			$390
Income tax valuation allowance	$23,469	(5,500)	(d	)	—	5,377	(e	)	$23,346

(a)	The increase in the valuation allowance relates to a reduction in projected future use of deferred tax assets.

(b)	The increase in the valuation allowance relates to current year losses for which no tax benefit has been recorded, partially offset by a decrease in deferred tax assets related to the minimum pension liability.

(c)	The increase in the valuation allowance primarily relates to an increase in deferred tax assets resulting from an increase in the minimum pension liability, partially offset by a decrease in other temporary differences generating deferred tax assets.

(d)	The decrease in the valuation allowance relates to projected future use of deferred tax assets.

(e)	The increase in the valuation allowance primarily relates to an increase in deferred tax assets resulting from an increase in the minimum pension liability and an increase in other temporary differences generating deferred tax assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

ACG Holdings, Inc.

American Color Graphics, Inc.

Date
/s/ Stephen M. Dyott	June 28, 2004
Stephen M. Dyott
Chairman, President and Chief Executive Officer
ACG Holdings, Inc.
Chairman and Chief Executive Officer
American Color Graphics, Inc.
Director of ACG Holdings, Inc. and American Color Graphics, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Patrick W. Kellick (Patrick W. Kellick)	Senior Vice President Chief Financial Officer and Assistant Secretary	June 28, 2004

/s/Angela C. Marshall (Angela C. Marshall)	Corporate Controller (Chief Accounting Officer)	June 28, 2004

/s/Michael C. Hoffman (Michael C. Hoffman)	Director	June 28, 2004

/s/Eric T. Fry (Eric T. Fry)	Director	June 28, 2004

/s/Hwan-Yoon Chung (Hwan-Yoon Chung)	Director	June 28, 2004

ACG HOLDINGS, INC.
Annual Report on Form 10-K
Fiscal Year Ended March 31, 2004

Index to Exhibits

Exhibit No.	Description
10.4	Severance Letter, dated October 3, 1996, between Graphics and Patrick Kellick

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350