Form 10-Q
period 2004-06-30
AMERICAN COLOR GRAPHICS INC; ACG HOLDINGS INC
filed 2004-08-10
CIK 856709, 856710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 33-97090

ACG HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	62-1395968
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Winners Circle
Brentwood, Tennessee 37027
(615) 377-0377

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

AMERICAN COLOR GRAPHICS, INC.

(Exact name of registrant as specified in its charter)

New York	16-1003976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Winners Circle
Brentwood, Tennessee 37027
(615) 377-0377

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act. Yes [  ] No [X]

ACG Holdings, Inc. has 160,067 shares outstanding of its Common Stock, $.01 Par Value, as of July 31, 2004 (all of which are privately owned and not traded on a public market).

ACG HOLDINGS, INC.

Condensed Consolidated Balance Sheets
(In thousands)

Assets	June 30, 2004	March 31, 2004
	(Unaudited)
Current assets:
Cash	$—	—
Receivables:
Trade accounts, less allowance for doubtful accounts of $2,709 and $2,853 at June 30, 2004 and March 31, 2004, respectively	42,420	42,452
Other	3,006	2,533

Total receivables	45,426	44,985
Inventories	9,856	8,524
Deferred income taxes	2,313	2,313
Prepaid expenses and other current assets	5,784	4,836

Total current assets	63,379	60,658
Property, plant and equipment	303,784	303,425
Less accumulated depreciation	(188,062)	(182,874)

Net property, plant and equipment	115,722	120,551
Excess of cost over net assets acquired	66,548	66,548
Other assets	19,947	20,156

Total assets	$265,596	267,913

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par values and liquidation preference)

Liabilities and Stockholders’ Deficit	June 30, 2004	March 31, 2004
	(Unaudited)
Current liabilities:
Current installments of long-term debt and capitalized leases	$4,713	4,144
Trade accounts payable	36,995	29,727
Accrued expenses	30,343	42,550
Income tax payable	110	9

Total current liabilities	72,161	76,430
Long-term debt and capitalized leases, excluding current installments	300,905	294,154
Deferred income taxes	8,661	8,624
Other liabilities	75,251	77,480

Total liabilities	456,978	456,688
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 160,067 shares issued and outstanding at June 30, 2004 and March 31, 2004	2	2
Additional paid-in capital	2,098	2,103
Accumulated deficit	(171,704)	(169,516)
Other accumulated comprehensive loss, net of tax	(21,778)	(21,364)

Total stockholders’ deficit	(191,382)	(188,775)

Total liabilities and stockholders’ deficit	$265,596	267,913

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.

Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2004	2003
Sales	$110,850	121,687
Cost of sales	97,987	102,986

Gross profit	12,863	18,701
Selling, general and administrative expenses	6,570	7,369

Operating income	6,293	11,332
Other expense (income):
Interest expense	8,338	7,191
Interest income	—	(1)
Other, net	(137)	36

Total other expense	8,201	7,226

Income (loss) from continuing operations before income taxes	(1,908)	4,106
Income tax expense:
Current	243	522
Deferred	37	27

Total income tax expense	280	549

Income (loss) from continuing operations	(2,188)	3,557
Discontinued operations:
Loss from operations, net of $0 tax	—	12
Loss on disposal, net of $0 tax	—	444

Net income (loss)	$(2,188)	3,101

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2004	2003
Cash flows provided (used) by operating activities:
Net income (loss)	$(2,188)	3,101
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	5,745	5,925
Depreciation related to discontinued operations	—	26
Amortization of other assets	120	156
Amortization of deferred financing costs	597	496
Deferred income tax expense	37	27
Discontinued operations, net of tax	—	873
Decrease (increase) in working capital and other	(10,249)	634

Net cash provided (used) by operating activities	(5,938)	11,238
Cash flows provided (used) by investing activities:
Purchases of property, plant and equipment	(1,241)	(4,276)
Proceeds from sales of property, plant and equipment	80	10
Other	(89)	271

Net cash used by investing activities	(1,250)	(3,995)
Cash flows provided (used) by financing activities:
Repayment of long-term debt, net	—	(5,436)
Net increase in revolver borrowings	8,331	—
Repayment of capital lease obligations	(1,011)	(1,428)
Payment of deferred financing costs	(157)	(256)

Net cash provided (used) by financing activities	7,163	(7,120)
Effect of exchange rates on cash	25	(123)

Net change in cash	—	—
Cash:
Beginning of period	—	—

End of period	$—	—

Non-cash investing activity:
Equipment purchases under capital leases	$—	2,035

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Description of the Company

ACG Holdings, Inc. (“Holdings”) has no operations or significant assets other than its investment in American Color Graphics, Inc. (“Graphics”), (collectively the “Company”). Holdings owns 100% of the outstanding voting shares of Graphics. The two business segments of the commercial printing industry in which the Company operates are (i) print and (ii) premedia services.

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2004 and the Company’s Post-Effective Amendment No. 1 to Registration Statement No. 333-110291 on Form S-1.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2. Discontinued Operations

In June 2003, the Company sold its digital visual effects business, Digiscope, for a de minimis amount, which resulted in a loss of approximately $0.4 million, which is net of zero income tax benefits. As a result of this sale, Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operations are segregated and reported within discontinued operations in the accompanying condensed consolidated financial statements.

3. Inventories

The components of inventories are as follows (in thousands):

	June 30,	March 31,
	2004	2004
Paper	$7,790	6,307
Ink	140	185
Supplies and other	1,926	2,032

Total inventories	$9,856	8,524

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income (loss).

Total comprehensive income (loss) for the three months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended
	June 30,
	2004	2003
Net income (loss)	$(2,188)	3,101
Foreign currency translation adjustment, net of tax	(414)	1,056

Total comprehensive income (loss)	$(2,602)	4,157

5. Income Taxes

Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts as measured by tax laws and regulations.

Income tax expense for the three months ended June 30, 2004 and June 30, 2003 relates primarily to current income from foreign operations that is not offset by U.S. losses. Tax benefit from U.S. losses in the three months ended June 30, 2004 and tax expense from U.S. income in the three months ended June 30, 2003 are primarily offset by an increase and a decrease, respectively, in the valuation allowance.

6. Employee Benefit Plans

Components of Net Periodic Benefit Cost (in thousands)

	Defined Benefit		Defined Benefit
	Pension Plans		Postretirement Plan
	Three months ended		Three months ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$124	99	16	16
Interest cost	1,116	1,071	82	98
Expected return on plan assets	(926)	(684)	—	—
Amortization of prior service cost	—	—	(56)	(56)
Amortization of unrecognized loss	533	616	—	—
Recognized net actuarial gain	—	—	(17)	(33)

Net periodic benefit cost	$847	1,102	25	25

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Due to uncertainties in determining the impact the Act could have on the Company’s accumulated postretirement benefit obligation and net periodic postretirement benefit cost, the condensed consolidated financial statements do not reflect the effect the Act may have on the Company’s postretirement plan. Upon resolution of such uncertainties, which are substantially beyond the Company’s control, the Company’s postretirement plan will recognize the effects of the Act, which are not likely to be material.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Commitments and Contingencies

The Company has employment agreements with one of its principal officers and two other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses, which are payable if specified management goals are attained. The aggregate commitment for future compensation at June 30, 2004, excluding bonuses, is approximately $2.8 million.

In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company’s raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company’s raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases while purchase quantity levels are variable based upon certain contractual requirements and conditions. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved and the related inventory is sold. The amount deferred at June 30, 2004 is $48.7 million and is included within Other liabilities in the Company’s condensed consolidated balance sheet.

Graphics, together with over 300 other persons, has been designated by the U. S. Environmental Protection Agency as a potentially responsible party (a “PRP”) under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”, also known as “Superfund”) at a solvent recovery operation that closed in 1989. Although liability under CERCLA may be imposed on a joint and several basis and the Company’s ultimate liability is not precisely determinable, the PRPs have agreed in writing that Graphics’ share of removal costs is approximately 0.583%; therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or the Company’s condensed consolidated financial statements as a whole.

Graphics received written notice, dated May 10, 2004, of its potential liability in connection with the Gibson Environmental Site at 2401 Gibson Street, Bakersfield, California. Gibson Environmental, Inc. operated the six acre Site as a storage and treatment facility for used oil and contaminated soil from June 1987 through October 1995. Graphics received the notice and a Settlement Offer from LECG, a consultant representing approximately 60 companies comprising the Gibson Group Trust. Graphics has begun its investigation into this matter but it believes its potential liability in connection with this Site will not be material to its business or the Company’s condensed consolidated financial statements as a whole.

Based upon an analysis of Graphics’ volumetric share of waste contributed to the sites, the Company maintains a reserve of approximately $0.1 million in connection with these liabilities in its condensed consolidated balance sheet at June 30, 2004. The Company believes this amount is adequate to cover such liabilities.

The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the condensed consolidated financial statements of the Company.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Restructuring Costs

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

As a result, the Company recorded a pre-tax restructuring charge of approximately $5.7 million in the quarter ended March 31, 2004 associated with this plan. This charge was classified within restructuring costs and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2004. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This restructuring charge was composed primarily of severance and related termination benefits.

The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2004 (in thousands):

	03/31/04		06/30/04
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$3,515	(1,135)	2,380
Lease termination costs	3	—	3
Other costs	442	(11)	431

	$3,960	(1,146)	2,814

During the fiscal year ended March 31, 2004, $1.8 million of these costs were paid. As of June 30, 2004, the Company believes the restructuring reserve of approximately $2.8 million is adequate. The Company anticipates that approximately $2.4 million of the restructuring balance will be paid by March 31, 2005 and the remaining $0.4 million will be paid during the fiscal year ending March 31, 2006. These costs will be funded through cash generated from operations and borrowings under the Company’s revolving credit facility, as amended.

July 2003 Plan

In July 2003, the Company implemented a restructuring plan for the print and premedia services segments to further reduce its selling, general and administrative expenses. This plan resulted in the termination of four administrative employees.

As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $1.8 million in the quarter ended September 30, 2003. This charge was classified within restructuring costs in the condensed consolidated statements of operations in the quarter ended September 30, 2003. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146. The restructuring charge was composed of severance and related termination benefits.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2004 (in thousands):

	03/31/04		06/30/04
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$1,117	(192)	925

During the fiscal year ended March 31, 2004, $0.7 million of these costs were paid. As of June 30, 2004, the Company believes the restructuring reserve of approximately $0.9 million is adequate. The Company anticipates that approximately $0.5 million of the restructuring balance will be paid by March 31, 2005, approximately $0.3 million will be paid during the fiscal year ending March 31, 2006 and the remaining $0.1 million will be paid during the fiscal year ending March 31, 2007. These costs will be funded through cash generated from operations and borrowings under the Company’s revolving credit facility, as amended.

Fiscal Year 2003 Restructuring Costs

In the fourth quarter of the fiscal year ended March 31, 2003, the Company’s Board of Directors approved a restructuring plan for the print and premedia services segments designed to improve operating efficiency and profitability. This plan included the closing of a premedia services facility in Nashville, Tennessee, a reduction of personnel in both the print and premedia services segments and the elimination of certain administrative personnel. These combined actions resulted in the elimination of 30 positions within the Company.

As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $1.2 million in the fourth quarter of the fiscal year ended March 31, 2003. This charge was classified within restructuring costs and other charges in the consolidated statements of operations in the fiscal year ended March 31, 2003. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146. The restructuring charge was composed primarily of severance and related termination benefits. The Company reduced the restructuring reserve related to this plan by approximately $0.2 million in the quarter ended March 31, 2004. This reduction was primarily the result of lower than anticipated severance and other employee costs due to the terminated employees obtaining other employment during their severance periods.

The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2004 (in thousands):

	03/31/04		06/30/04
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$12	(7)	5
Other costs	24	(8)	16

	$36	(15)	21

The process of closing a premedia services facility and the elimination of certain personnel within the Company were completed by March 31, 2003. During the fiscal years ended March 31, 2004 and March 31, 2003, $0.9 million and $0.1 million of these costs were paid, respectively. As of June 30, 2004, the Company believes the remaining restructuring reserve of less than $0.1 million is adequate. The Company anticipates that the remaining costs will be paid before March 31, 2005. These costs will be funded through cash generated from operations and borrowings under the Company’s revolving credit facility, as amended.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $8.6 million in the fourth quarter of the fiscal year ended March 31, 2002. This charge was classified within restructuring costs and other charges in the consolidated statements of operations in the fiscal year ended March 31, 2002. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The restructuring charge included severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs including primarily legal fees, site clean-up costs and the write-off of certain press related parts that provided no future use or functionality. The Company recorded an additional $0.2 million of restructuring charges related to this plan in each of the quarters ended March 31, 2004 and September 30, 2003. These charges were related to future lease commitments and were classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2004.

The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2004 (in thousands):

	03/31/04		06/30/04
	Restructuring		Restructuring
	Reserve		Reserve
	Balance	Activity	Balance
Severance and other employee costs	$100	(41)	59
Lease termination costs	1,232	(93)	1,139

	$1,332	(134)	1,198

The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. During the fiscal year ended March 31, 2004, $0.9 million of these costs were paid. During each of the fiscal years ended March 31, 2003 and March 31, 2002, $3.4 million of these costs were paid. As of June 30, 2004, the Company believes the restructuring reserve of approximately $1.2 million is adequate. The Company anticipates that $0.4 million of the restructuring reserve balance will be paid by March 31, 2005 and the remaining $0.8 million will be paid by March 31, 2006. These costs will be funded through cash generated from operations and borrowings under the Company’s revolving credit facility, as amended.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Industry Segment Information

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

The Company has two reportable segments: (1) print and (2) premedia services. The print business produces advertising inserts, comics and other publications. The Company’s premedia services business assists customers in the capture, manipulation, transmission and distribution of images. The majority of the premedia services work leads to the production of four-color separations in a format appropriate for use by printers.

The accounting policies of each of the segments are the same as those used by the Company in its condensed consolidated financial statements. The Company evaluates performance based on segment EBITDA as calculated by management, which is defined as earnings before net interest expense, income tax expense, depreciation, amortization, other expense (income) and discontinued operations. This calculation differs from the EBITDA disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations as that definition includes the impact of other expense (income) and discontinued operations. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties; that is, at current market prices.

In June 2003, the Company sold its digital visual effects business, Digiscope, for a de minimis amount and recorded a net loss of approximately $0.4 million, which is net of zero income tax benefits. As a result of this sale, Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operations are segregated and reported within discontinued operations in the accompanying condensed consolidated financial statements.

The Company’s reportable segments are business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies. A substantial portion of the sales, long-lived assets and other assets of the Company’s reportable segments are attributed to or located in the United States.

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Three Months Ended June 30, 2004
Sales	$97,201	13,649	—	110,850
EBITDA as calculated by management	$9,895	3,004	(741)	12,158
Depreciation and amortization	(5,081)	(784)	—	(5,865)

Operating income (loss)	4,814	2,220	(741)	6,293
Interest expense	—	—	(8,338)	(8,338)
Other, net	48	89	—	137
Income tax expense	—	—	(280)	(280)

Net income (loss)	$4,862	2,309	(9,359)	(2,188)
Total assets	$235,881	15,114	14,601	265,596
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$940	301	—	1,241

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Three Months Ended June 30, 2003
Sales	$108,376	13,311	—	121,687
EBITDA as calculated by management	$15,408	2,715	(710)	17,413
Depreciation and amortization	(5,138)	(943)	—	(6,081)

Operating income (loss)	10,270	1,772	(710)	11,332
Interest expense	—	—	(7,191)	(7,191)
Interest income	—	—	1	1
Other, net	6	(7)	(35)	(36)
Income tax expense	—	—	(549)	(549)
Depreciation from discontinued operations	—	—	(26)	(26)
Discontinued operations excluding depreciation	—	—	(430)	(430)

Net income (loss)	$10,276	1,765	(8,940)	3,101
Total assets	$246,988	17,092	9,377	273,457
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$6,154	157	—	6,311

10. Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was later revised in December 2003, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Historically, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46, as revised and interpreted, changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003 and to existing entities created before December 31, 2003 in the first fiscal year beginning after December 15, 2004. The Company has no variable interest entities created after December 31, 2003. The Company has evaluated the requirements of FIN 46 and does not expect any effect on its condensed consolidated financial statements as a whole.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised), “Employers’ Disclosures about Pensions and other Postretirement Benefits” (“SFAS 132R”). This standard prescribes employers’ disclosures about pension plans and other postretirement benefit plans, but does not change the measurement of recognition of those plans. SFAS 132R retains and revises the disclosure requirements contained in the original standard. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. Further, it requires certain disclosures in interim financial statements. For public companies, SFAS 132R was generally effective for fiscal years ending after December 15, 2003. The revised disclosure requirements are incorporated in note 6.

ACG HOLDINGS, INC.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “intends,” “expects,” “may,” “will,” “estimates,” “should,” “could,” “anticipates,” “plans” or other comparable terms are intended to identify forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside of the control of ACG Holdings, Inc. (“Holdings”), together with its wholly-owned subsidiary, American Color Graphics, Inc. (“Graphics”), including, but not limited to:

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
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table summarizes our results of operations for the three months ended June 30, 2004 (the “2004 Three-Month Period”) and the three months ended June 30, 2003 (the “2003 Three-Month Period”):

	Three Months Ended
	June 30,
	2004	2003
	(Dollars in thousands)
Sales:
Print	$97,201	108,376
Premedia Services	13,649	13,311

Total	$110,850	121,687
Gross Profit:
Print	$9,116	15,004
Premedia Services	3,748	3,698
Other	(1)	(1)

Total	$12,863	18,701
Gross Margin:
Print	9.4%	13.8%
Premedia Services	27.5%	27.8%
Total	11.6%	15.4%
Operating Income (Loss):
Print	$4,814	10,270
Premedia Services	2,220	1,772
Other (a)	(741)	(710)

Total	$6,293	11,332

(a) Includes corporate general and administrative expenses.

Print

Sales. In the 2004 Three-Month Period, print sales decreased $11.2 million to $97.2 million from $108.4 million in the 2003 Three-Month Period. The decrease in the 2004 Three-Month Period includes a decrease in print production volume of approximately 14%, an increase in customer supplied paper and the impact of continued competitive pricing pressures. The volume decline was largely attributable to certain customer share losses associated with the aggressive pricing strategies of certain competitors. These decreases were offset in part by increased paper prices.

Gross Profit. In the 2004 Three-Month Period, print gross profit decreased $5.9 million to $9.1 million from $15.0 million in the 2003 Three-Month Period. In the 2004 Three-Month Period, print gross margin decreased to 9.4% from 13.8% in the 2003 Three-Month Period. The decrease in gross profit includes the impact of reduced print production volume and continued competitive pricing pressures. These decreases were offset in part by benefits from productivity improvements and various cost reduction programs at our facilities. The decrease in gross margin includes these items, coupled with the impact of increased paper prices and increased levels of customer supplied paper reflected in sales. Our gross margin may not be comparable from period to period because of the impact of changes in paper prices and levels of customer supplied paper included in sales.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Selling, General and Administrative Expenses. In the 2004 Three-Month Period, print selling, general and administrative expenses decreased $0.4 million, or 9.1%, to $4.3 million, or 4.4% of print sales, from $4.7 million, or 4.4% of print sales in the 2003 Three-Month Period. This decrease includes the impact of the change in our estimates related to the allowance for doubtful accounts and other reductions in certain administrative costs as a result of our ongoing cost containment initiatives.

Operating Income. As a result of the factors discussed above, print operating income decreased to $4.8 million in the 2004 Three-Month Period from $10.3 million in the 2003 Three-Month Period.

Premedia Services

Sales. In the 2004 Three-Month Period, premedia services’ sales increased $0.3 million to $13.6 million from $13.3 million in the 2003 Three-Month Period. These results are attributable primarily to increases in our premedia packaging business, offset in part by continued competitive pricing pressures.

Gross Profit. In the 2004 Three-Month Period, premedia services’ gross profit remained relatively unchanged at $3.7 million from the 2003 Three-Month Period. In the 2004 Three-Month Period, premedia services’ gross margin decreased slightly to 27.5% from 27.8% in the 2003 Three-Month Period.

Selling, General and Administrative Expenses. In the 2004 Three-Month Period, premedia services’ selling, general and administrative expenses decreased $0.4 million, or 20.7%, to $1.5 million, or 11.2% of premedia services’ sales, from $1.9 million, or 14.5% of premedia services’ sales in the 2003 Three-Month Period. The decrease in the 2004 Three-Month Period includes decreases in both the selling and administrative areas due to our ongoing cost containment initiatives.

Operating Income. As a result of the factors discussed above, premedia services’ operating income increased to $2.2 million in the 2004 Three-Month Period from $1.8 million in the 2003 Three-Month Period.

Other Operations

Other operations consist of corporate general and administrative expenses. In the 2004 Three-Month Period, operating losses from other operations remained relatively unchanged at $0.7 million versus the 2003 Three-Month Period.

Interest Expense

In the 2004 Three-Month Period, interest expense increased to $8.3 million from $7.2 million in the 2003 Three-Month Period. This increase is attributable primarily to the higher levels of indebtedness associated with our 2003 refinancing.

Income Taxes

In the 2004 Three-Month Period, income tax expense decreased to $0.3 million from $0.5 million in the 2003 Three-Month Period. This decrease is due primarily to lower amounts of U.S. and foreign taxable income. Management continues to evaluate the need for a valuation allowance for deferred tax assets. In the 2004 Three-Month Period, there have been no changes in circumstances that would cause a change in judgment with respect to the realization of deferred tax assets in future years.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Discontinued Operations

In June 2003, we sold our digital visual effects business, Digiscope, for a de minimis amount, which resulted in a net loss of approximately $0.4 million, which is net of zero income tax benefits. As a result of this sale, Digiscope has been accounted for as a discontinued operation.

Net Income (Loss)

As a result of the factors discussed above, net income (loss) decreased to a loss of $2.2 million in the 2004 Three-Month Period from income of $3.1 million in the 2003 Three-Month Period.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities and borrowings under a $70 million senior secured revolving credit facility with a syndicate of lenders (the “Revolving Credit Facility”). The Revolving Credit Facility, as amended, provides for maximum borrowings of $70 million subject to a borrowing base limitation based on certain percentages of eligible accounts receivable, eligible inventory and the appraised value of eligible machinery and equipment and real estate, subject to certain limitations, maturing on July 3, 2008, including a letter of credit sub-facility of up to $40 million. The borrowing base arrangement includes a provision whereby proceeds from collection of substantially all of our accounts receivable are deposited into bank accounts which are applied daily toward repayment of borrowings outstanding, if any, under the Revolving Credit Facility.

At June 30, 2004, we had borrowings outstanding under the Revolving Credit Facility of $8.3 million and had letters of credit outstanding of approximately $29.3 million. We had additional borrowing availability under the Revolving Credit Facility of approximately $32.4 million. Payments due on existing capital lease obligations during the remainder of our fiscal year ending March 31, 2005 (“Fiscal Year 2005”) are approximately $3.1 million.

During the 2004 Three-Month Period, we used net revolver borrowings of $8.3 million and $0.1 million in proceeds from the sale of fixed assets primarily to fund the following:

•	$5.9 million of operating activities (see condensed consolidated statements of cash flows appearing elsewhere in this Report)

•	$1.2 million in cash capital expenditures, and

•	$1.2 million to service other indebtedness (including capital lease obligations of $1.0 million and deferred financing fees related to the Revolving Credit Facility and the 10% Notes, defined below, of $0.2 million).

Our cash-on-hand of approximately $2.6 million is presented net of outstanding checks within trade accounts payable at June 30, 2004. Accordingly, cash is presented at a balance of $0 million in the June 30, 2004 condensed consolidated balance sheet.

Our primary sources of liquidity have been cash provided by operating activities and borrowings under the Revolving Credit Facility. We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements, make capital expenditures and, if we elect, redeem, repay or repurchase outstanding indebtedness including repurchases of our 10% Senior Second Secured Notes Due 2010 (the “10% Notes”) in privately negotiated transactions, or in open market purchases, to the extent permitted by the Revolving Credit Facility, as amended. We believe that we have sufficient liquidity to meet our requirements over the next 12 months.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

At June 30, 2004, we had total indebtedness of $305.6 million, including borrowings under the Revolving Credit Facility of $8.3 million, capital lease obligations of $17.3 million and $280.0 million of our 10% Notes. We have no off-balance sheet financial instruments. We are currently in compliance with the financial covenant requirements set forth in the Revolving Credit Facility, as amended.

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

EBITDA and EBITDA Margin

EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company’s performance and ability to meet its future debt service requirements. “EBITDA” is defined as earnings before net interest expense, income tax expense, depreciation and amortization. This calculation of EBITDA differs from the EBITDA disclosed in note 9 to our condensed consolidated financial statements appearing elsewhere in this Report. The definition in note 9 follows the guidelines required under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” and is reflective of management’s calculation of EBITDA. “EBITDA Margin” is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss), or any other measure of performance under U.S. generally accepted accounting principles, as a measure of performance, or to cash flows from operating, investing or financing activities as an indicator of cash flows, or as a measure of liquidity. Certain covenants in the 10% Senior Second Secured Notes Indenture and the Revolving Credit Facility, as amended, are based on, or include EBITDA, subject to certain adjustments.

	Three Months Ended
	June 30,
	2004	2003
	(Dollars in thousands)
EBITDA:
Print	$9,943	15,414
Premedia Services	3,093	2,708
Other (a)	(741)	(1,175)

Total	$12,295	16,947
EBITDA Margin:
Print	10.2%	14.2%
Premedia Services	22.7%	20.3%
Total	11.1%	13.9%

(a)	Other operations includes corporate general and administrative expenses as well as discontinued operations.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides a reconciliation (in thousands) of EBITDA to net income (loss):

		Premedia
	Print	Services	Other	Total
Three Months Ended June 30, 2004
EBITDA	$9,943	3,093	(741)	12,295
Depreciation and amortization	(5,081)	(784)	—	(5,865)
Interest expense, net	—	—	(8,338)	(8,338)
Income tax expense	—	—	(280)	(280)

Net income (loss)	$4,862	2,309	(9,359)	(2,188)

Three Months Ended June 30, 2003
EBITDA	$15,414	2,708	(1,175)	16,947
Depreciation and amortization	(5,138)	(943)	(26)	(6,107)
Interest expense, net	—	—	(7,190)	(7,190)
Income tax expense	—	—	(549)	(549)

Net income (loss)	$10,276	1,765	(8,940)	3,101

Value Added Revenue and Print Impressions for the Print Segment

We have included value-added revenue (“VAR”) information to provide a better understanding of sales activity within our print segment. VAR is a non-GAAP measure and is defined as sales less the cost of paper, ink and subcontract services. We generally pass these expenses through to our customers. We also have included print impressions because we use this as an internal measure of production throughput. Although we believe print impressions to be indicative of overall production volume, total impressions may not be fully comparable period to period due to (1) differences in the type, performance and width of press equipment utilized and (2) product mix produced.

	Three Months Ended
	June 30,
	2004	2003
Print Segment VAR (in thousands)	$48,621	56,744
Print Segment Impressions (in millions)	2,861	3,323

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides a reconciliation of print segment sales to print segment VAR:

	Three Months Ended
	June 30,
	2004	2003
	(In thousands)
Print Segment Sales	$97,201	108,376
Paper, Ink and Subcontract Services	48,580	51,632

Print Segment VAR	$48,621	56,744

New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, which was later revised in December 2003, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Historically, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46, as revised and interpreted, changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003 and to existing entities created before December 31, 2003 in the first fiscal year beginning after December 15, 2004. We have no variable interest entities created after December 31, 2003. We have evaluated the requirements of FIN 46 and do not expect any effect on our condensed consolidated financial statements as a whole.

In December 2003, the FASB issued SFAS 132R. This standard prescribes employers’ disclosures about pension plans and other postretirement benefit plans, but does not change the measurement of recognition of those plans. SFAS 132R retains and revises the disclosure requirements contained in the original standard. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. Further, it requires certain disclosures in interim financial statements. For public companies, SFAS 132R was generally effective for fiscal years ending after December 15, 2003. The revised disclosure requirements are incorporated in note 6 to our condensed consolidated financial statements appearing elsewhere in this Report.

ACG HOLDINGS, INC.
Part I

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since March 31, 2004. Reference is made to Item 7A (Quantitative and Qualitative Disclosures About Market Risk) disclosure in our Form 10-K for the fiscal year ended March 31, 2004.

Item 4. Controls and Procedures.

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004. There have not been any changes in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ACG HOLDINGS, INC.

Part II Other Information

Item 1. Legal Proceedings.

There have been no significant changes since March 31, 2004. Reference is made to “Business – Legal Proceedings” disclosure in our Form 10-K filed for the fiscal year ended March 31, 2004.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2003, an officer exercised options to purchase an aggregate of 1,125 shares of Holdings’ common stock for $.01/share. The securities that were sold were exempt from registration on the basis that such an officer is an “accredited investor” as defined by the rules of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.	Description
12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

Form 8-K filed with the Securities and Exchange Commission on May 13, 2004, under Item 7 announced American Color Graphics, Inc. would host a teleconference to discuss its financial results for the fourth fiscal quarter and the fiscal year ended March 31, 2004.

Form 8-K filed with the Securities and Exchange Commission on May 19, 2004, under Item 12 announced American Color Graphics, Inc.’s financial results for the fourth fiscal quarter and the fiscal year ended March 31, 2004.

There were no other reports filed on Form 8-K in the quarter ended June 30, 2004.

Form 8-K filed with the Securities and Exchange Commission on July 28, 2004 under Item 7, announced American Color Graphics, Inc. will hold a teleconference to discuss its financial results for the first quarter of fiscal year ending March 31, 2005 and will host an investor open house at its Sylacauga, Alabama facility.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

ACG Holdings, Inc.
American Color Graphics, Inc.

Date: August 10, 2004	By /s/ Patrick W. Kellick

Patrick W. Kellick
Senior Vice President/Chief Financial Officer and Assistant Secretary
(Authorized Officer and Principal Financial Officer)

Date: August 10, 2004	By /s/ Angela C. Marshall

Angela C. Marshall
Corporate Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Page
12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges	26

31.1	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer	27

31.2	Rule 13a – 14(a)/15d-14(a) Certification of Chief Financial Officer	28

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	29