Form 10-Q
period 2004-09-30
AMERICAN COLOR GRAPHICS INC; ACG HOLDINGS INC
filed 2004-11-02
CIK 856709, 856710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

or

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

(615) 377-0377
(Registrant’s Telephone Number, Including Area Code)

AMERICAN COLOR GRAPHICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

New York	16-1003976
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Winners Circle, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

(615) 377-0377
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

ACG Holdings, Inc. has 160,067 shares outstanding of its Common Stock, $.01 Par Value, as of October 31, 2004 (all of which are privately owned and not traded on a public market).

ACG HOLDINGS, INC.

Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2004	March 31, 2004
	(Unaudited)
Assets
Current assets:
Cash	$—	—
Receivables:
Trade accounts, less allowance for doubtful accounts of $2,024 and $2,853 at September 30, 2004 and March 31, 2004, respectively	49,925	42,452
Other	2,992	2,533

Total receivables	52,917	44,985
Inventories	10,351	8,524
Income tax receivable	1,351	—
Deferred income taxes	2,313	2,313
Prepaid expenses and other current assets	5,504	4,836

Total current assets	72,436	60,658
Property, plant and equipment	307,047	303,425
Less accumulated depreciation	(194,313)	(182,874)

Net property, plant and equipment	112,734	120,551
Excess of cost over net assets acquired	66,548	66,548
Other assets	20,041	20,156

Total assets	$271,759	267,913

     See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par values and liquidation preference)

	September 30, 2004	March 31, 2004
	(Unaudited)
Liabilities and Stockholders’ Deficit
Current liabilities:
Current installments of long-term debt and capitalized leases	$4,687	4,144
Trade accounts payable	39,319	29,727
Accrued expenses	36,018	42,550
Income tax payable	—	9

Total current liabilities	80,024	76,430
Long-term debt and capitalized leases, excluding current installments	306,966	294,154
Deferred income taxes	8,555	8,624
Other liabilities	70,220	77,480

Total liabilities	465,765	456,688
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 160,067 shares issued and outstanding at September 30, 2004 and March 31, 2004	2	2
Additional paid-in capital	2,134	2,103
Accumulated deficit	(175,167)	(169,516)
Other accumulated comprehensive loss, net of tax	(20,975)	(21,364)

Total stockholders’ deficit	(194,006)	(188,775)

Total liabilities and stockholders’ deficit	$271,759	267,913

     See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.

Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Sales	$106,605	115,280
Cost of sales	95,982	100,606

Gross profit	10,623	14,674
Selling, general and administrative expenses	6,883	8,954
Restructuring costs	—	2,000

Operating income	3,740	3,720
Other expense (income):
Interest expense	8,519	10,110
Interest income	—	(6)
Loss on early extinguishment of debt	—	3,196
Other, net	(11)	175

Total other expense	8,508	13,475

Loss from continuing operations before income taxes	(4,768)	(9,755)
Income tax expense (benefit):
Current	(1,199)	102
Deferred	(106)	12,823

Total income tax expense (benefit)	(1,305)	12,925

Net loss	$(3,463)	(22,680)

     See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.

Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2004	2003
Sales	$217,455	236,967
Cost of sales	193,969	203,592

Gross profit	23,486	33,375
Selling, general and administrative expenses	13,453	16,323
Restructuring costs	—	2,000

Operating income	10,033	15,052
Other expense (income):
Interest expense	16,857	17,301
Interest income	—	(7)
Loss on early extinguishment of debt	—	3,196
Other, net	(148)	211

Total other expense	16,709	20,701

Loss from continuing operations before income taxes	(6,676)	(5,649)
Income tax expense (benefit):
Current	(956)	624
Deferred	(69)	12,850

Total income tax expense (benefit)	(1,025)	13,474

Loss from continuing operations	(5,651)	(19,123)
Discontinued operations:
Loss from operations, net of $0 tax	—	12
Loss on disposal, net of $0 tax	—	444

Net loss	$(5,651)	(19,579)

     See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2004	2003
Cash flows provided (used) by operating activities:
Net loss	$(5,651)	(19,579)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	11,440	11,829
Depreciation related to discontinued operations	—	26
Amortization of other assets	228	313
Amortization of deferred financing costs	1,223	1,037
Loss on early extinguishment of debt – non-cash	—	3,196
Deferred income tax expense (benefit)	(69)	12,850
Discontinued operations, net of tax	—	873
Decrease (increase) in working capital and other	(16,964)	2,415

Net cash provided (used) by operating activities	(9,793)	12,960
Cash flows provided (used) by investing activities:
Purchases of property, plant and equipment	(3,201)	(10,105)
Proceeds from sales of property, plant and equipment	170	24
Other	(60)	271

Net cash used by investing activities	(3,091)	(9,810)
Cash flows provided (used) by financing activities:
Repayment of long-term debt, net	—	(39,185)
Net increase in revolver borrowings	15,394	—
Repayment of 12 ¾% senior subordinated notes	—	(170,055)
Proceeds from issuance of 10% senior second secured notes	—	280,000
Repayment of capital lease obligations	(2,039)	(3,253)
Payment of deferred financing costs	(435)	(13,585)
Repurchase and retire preferred stock and cancel preferred stock options	—	(56,942)

Net cash provided (used) by financing activities	12,920	(3,020)
Effect of exchange rates on cash	(36)	(130)

Net change in cash	—	—
Cash:
Beginning of period	—	—

End of period	$—	—

Non-cash investing activity:
Equipment purchases under capital leases	$—	2,035

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and six-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2004 and the Company’s Post-Effective Amendment No. 1 to Registration Statement No. 333-110291 on Form S-1.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2. Discontinued Operations

In June 2003, the Company sold its digital visual effects business, Digiscope, for a de minimis amount, which resulted in a loss of approximately $0.4 million, which is net of zero income tax benefit. As a result of this sale, Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operations are segregated and reported within discontinued operations in the accompanying condensed consolidated financial statements.

3. Inventories

The components of inventories are as follows (in thousands):

	September 30,	March 31,
	2004	2004
Paper	$8,337	6,307
Ink	179	185
Supplies and other	1,835	2,032

Total inventories	$10,351	8,524

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. July 3, 2003 Refinancing Transactions

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

In connection with the 2003 Refinancing, the Company has incurred $14.4 million of deferred financing fees. Of the total deferred financing fees, $4.9 million was paid to affiliates of Morgan Stanley for the services they performed in conjunction with the Revolving Credit Facility and the original private placement of the 10% Notes. The Company also incurred a charge of approximately $3.2 million in the quarter ended September 30, 2003 related to the write-off of deferred financing costs associated with the old bank credit agreement and the 12¾% Notes. In addition, the Company recorded incremental interest expense of approximately $1.7 million in the quarter ended September 30, 2003 as a result of the 30 day call provision related to the 12¾% Notes.

The Revolving Credit Facility provides for maximum borrowings of $70 million, including a letter of credit sub-facility of up to $40 million. Borrowings under this facility, as amended, are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable, eligible inventory and the appraised value of eligible machinery and equipment and real estate, subject to certain limitations. The borrowing base arrangement includes a provision whereby proceeds from collection of substantially all of the Company’s accounts receivable are deposited into bank accounts which are applied daily toward repayment of borrowings outstanding, if any, under the Revolving Credit Facility. At September 30, 2004, the Company had borrowings outstanding under the Revolving Credit Facility of $15.4 million and had letters of credit outstanding of approximately $28.7 million. The Company had additional borrowing availability under the Revolving Credit Facility of approximately $25.9 million.

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

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company was in compliance with all such covenant requirements at September 30, 2004.

5. Comprehensive Loss

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive loss.

Total comprehensive loss for the three and six months ended September 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(3,463)	(22,680)	(5,651)	(19,579)
Foreign currency translation adjustment, net of tax	803	(7)	389	1,049

Total comprehensive loss	$(2,660)	(22,687)	(5,262)	(18,530)

6. Income Taxes

Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts as measured by tax laws and regulations.

The Company recorded income tax benefit of $1.3 million and $1.0 million for the three and six months ended September 30, 2004, respectively, compared to expense of $12.9 million and $13.5 million for the three and six months ended September 30, 2003, respectively.

The income tax expense for both the three and six months ended September 30, 2003 primarily relates to an adjustment, recorded in the three months ended September 30, 2003, to increase the deferred tax asset valuation allowance by $12.8 million. This adjustment reflected a change in circumstances which resulted in a judgment that, based on the provisions in SFAS 109 that restrict the Company’s ability to consider forecasts of future income, a corresponding amount of deferred tax assets may not be realized. The change in circumstances arose from an assessment of the economic climate, particularly the continuance of competitive pricing pressures in the industry, and the expected increase in annual interest costs arising from the issuance of the 10% Notes that provided negative evidence about the Company’s ability to realize certain deferred tax assets. The Company will reverse its valuation allowance into income when and to the extent sufficient

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

positive evidence arises to support the realization of the related deferred tax assets. Tax benefit from U.S. losses in the three and six months ended September 30, 2003 was primarily offset by an increase in the valuation allowance and foreign tax expense.

The income tax benefit in the three and six months ended September 30, 2004 relates primarily to tax benefit in foreign jurisdictions. Tax benefit from U.S. losses in the three and six months ended September 30, 2004 was primarily offset by an increase in the valuation allowance.

7. Employee Benefit Plans

Components of Net Periodic Benefit Cost (in thousands)

	Defined Benefit		Defined Benefit
	Pension Plans		Postretirement Plan
	Three months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost	$111	99	10	16
Interest cost	1,005	1,071	65	98
Expected return on plan assets	(829)	(684)	—	—
Amortization of prior service cost	—	—	(55)	(56)
Amortization of unrecognized loss	478	616	—	—
Recognized net actuarial gain	—	—	(7)	(33)

Net periodic benefit cost	$765	1,102	13	25

	Six months ended		Six months ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost	$235	198	23	32
Interest cost	2,121	2,141	134	195
Expected return on plan assets	(1,755)	(1,367)	—	—
Amortization of prior service cost	—	—	(111)	(111)
Amortization of unrecognized loss	1,011	1,231	—	—
Recognized net actuarial gain	—	—	(21)	(66)

Net periodic benefit cost	$1,612	2,203	25	50

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

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

postretirement plan. Upon resolution of such uncertainties, which are substantially beyond the Company’s control, the Company’s postretirement plan will recognize the effects of the Act, which are not likely to be material.

8. Commitments and Contingencies

The Company has employment agreements with one of its principal officers and two other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses, which are payable if specified management goals are attained. The aggregate commitment for future compensation at September 30, 2004, excluding bonuses, is approximately $2.8 million.

In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company’s raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company’s raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases while purchase quantity levels are variable based upon certain contractual requirements and conditions. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved and the related inventory is sold. The amount deferred at September 30, 2004 is $47.7 million and is included within Other liabilities in the Company’s condensed consolidated balance sheet.

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

Based upon an analysis of Graphics’ volumetric share of waste contributed to the sites, the Company maintains a reserve of approximately $0.1 million in connection with these liabilities in its condensed consolidated balance sheet at September 30, 2004. The Company believes this amount is adequate to cover such liabilities.

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

9. Restructuring Costs

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

The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2004 (in thousands):

	03/31/04		09/30/04
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$3,515	(1,717)	1,798
Lease termination costs	3	—	3
Other costs	442	(12)	430

	$3,960	(1,729)	2,231

During the fiscal year ended March 31, 2004, $1.8 million of these costs were paid. As of September 30, 2004, the Company believes the restructuring reserve of approximately $2.2 million is adequate. The Company anticipates that approximately $1.0 million of the restructuring balance will be paid by March 31, 2005 and the remaining $1.2 million will be paid during the fiscal year ending March 31, 2006. These costs will be funded through cash generated from operations and borrowings under the Revolving Credit Facility, as amended.

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

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2004 (in thousands):

	03/31/04		09/30/04
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$1,117	(391)	726

During the fiscal year ended March 31, 2004, $0.7 million of these costs were paid. As of September 30, 2004, the Company believes the restructuring reserve of approximately $0.7 million is adequate. The Company anticipates that approximately $0.3 million of the restructuring balance will be paid by March 31, 2005, approximately $0.3 million will be paid during the fiscal year ending March 31, 2006 and the remaining $0.1 million will be paid during the fiscal year ending March 31, 2007. These costs will be funded through cash generated from operations and borrowings under the Revolving Credit Facility, as amended.

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

The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2004 (in thousands):

	03/31/04		09/30/04
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$12	(7)	5
Other costs	24	(9)	15

	$36	(16)	20

The process of closing a premedia services facility and the elimination of certain personnel within the Company were completed by March 31, 2003. During the fiscal years ended March 31, 2004 and March 31, 2003, $0.9 million and $0.1 million of these costs were paid, respectively. As of September 30, 2004, the Company believes the remaining restructuring reserve of less than $0.1 million is adequate. The Company anticipates that the remaining costs will be paid before March 31, 2005. These costs will be funded through cash generated from operations and borrowings under the Revolving Credit Facility, as amended.

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

The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2004 (in thousands):

	03/31/04		09/30/04
	Restructuring		Restructuring
	Reserve		Reserve
	Balance	Activity	Balance
Severance and other employee costs	$100	(41)	59
Lease termination costs	1,232	(175)	1,057

	$1,332	(216)	1,116

The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. During the fiscal year ended March 31, 2004, $0.9 million of these costs were paid. During each of the fiscal years ended March 31, 2003 and March 31, 2002, $3.4 million of these costs were paid. As of September 30, 2004, the Company believes the restructuring reserve of approximately $1.1 million is adequate. The Company anticipates that $0.3 million of the restructuring reserve balance will be paid by March 31, 2005 and the remaining $0.8 million will be paid by March 31, 2006. These costs will be funded through cash generated from operations and borrowings under the Revolving Credit Facility, as amended.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Industry Segment Information

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

In June 2003, the Company sold its digital visual effects business, Digiscope, for a de minimis amount and recorded a net loss of approximately $0.4 million, which is net of zero income tax benefit. As a result of this sale, Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operations are segregated and reported within discontinued operations in the accompanying condensed consolidated financial statements.

The Company’s reportable segments are business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies. A substantial portion of the sales, long-lived assets and other assets of the Company’s reportable segments are attributed to or located in the United States.

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Six Months Ended September 30, 2004
Sales	$189,648	27,807	—	217,455
EBITDA as calculated by management	$16,793	6,424	(1,516)	21,701
Depreciation and amortization	(10,085)	(1,583)	—	(11,668)

Operating income (loss)	6,708	4,841	(1,516)	10,033
Interest expense	—	—	(16,857)	(16,857)
Other, net	93	98	(43)	148
Income tax benefit	—	—	1,025	1,025

Net income (loss)	$6,801	4,939	(17,391)	(5,651)
Total assets	$240,637	15,643	15,479	271,759
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$2,559	642	—	3,201

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Six Months Ended September 30, 2003
Sales	$210,508	26,459	—	236,967
EBITDA as calculated by management	$25,834	5,077	(1,717)	29,194
Depreciation and amortization	(10,278)	(1,864)	—	(12,142)
Restructuring costs	(1,716)	(284)	—	(2,000)

Operating income (loss)	13,840	2,929	(1,717)	15,052
Interest expense	—	—	(17,301)	(17,301)
Interest income	—	—	7	7
Loss on early extinguishment of debt	—	—	(3,196)	(3,196)
Other, net	(31)	(24)	(156)	(211)
Income tax expense	—	—	(13,474)	(13,474)
Depreciation from discontinued operations	—	—	(26)	(26)
Discontinued operations excluding depreciation	—	—	(430)	(430)

Net income (loss)	$13,809	2,905	(36,293)	(19,579)
Total assets	$252,038	16,360	15,340	283,738
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$11,461	679	—	12,140
Three Months Ended September 30, 2004
Sales	$92,447	14,158	—	106,605
EBITDA as calculated by management	$6,898	3,420	(775)	9,543
Depreciation and amortization	(5,004)	(799)	—	(5,803)

Operating income (loss)	1,894	2,621	(775)	3,740
Interest expense	—	—	(8,519)	(8,519)
Other, net	45	9	(43)	11
Income tax benefit	—	—	1,305	1,305

Net income (loss)	$1,939	2,630	(8,032)	(3,463)
Total assets	$240,637	15,643	15,479	271,759
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$1,619	341	—	1,960

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Three Months Ended September 30, 2003
Sales	$102,132	13,148	—	115,280
EBITDA as calculated by management	$10,426	2,362	(1,007)	11,781
Depreciation and amortization	(5,140)	(921)	—	(6,061)
Restructuring costs	(1,716)	(284)	—	(2,000)

Operating income (loss)	3,570	1,157	(1,007)	3,720
Interest expense	—	—	(10,110)	(10,110)
Interest income	—	—	6	6
Loss on early extinguishment of debt	—	—	(3,196)	(3,196)
Other, net	(37)	(17)	(121)	(175)
Income tax expense	—	—	(12,925)	(12,925)

Net income (loss)	$3,533	1,140	(27,353)	(22,680)
Total assets	$252,038	16,360	15,340	283,738
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$5,307	522	—	5,829

11. Impact of Recently Issued Accounting Standards

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

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised), “Employers’ Disclosures about Pensions and other Postretirement Benefits” (“SFAS 132R”). This standard prescribes employers’ disclosures about pension plans and other postretirement benefit plans, but does not change the measurement of recognition of those plans. SFAS 132R retains and revises the disclosure requirements contained in the original standard. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. Further, it requires certain disclosures in interim financial statements. For public companies, SFAS 132R was generally effective for fiscal years ending after December 15, 2003. The revised disclosure requirements are incorporated in note 7.

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

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table summarizes our results of operations for the three months ended September 30, 2004 (the “2004 Three-Month Period”), the three months ended September 30, 2003 (the “2003 Three-Month Period”), the six months ended September 30, 2004 (the “2004 Six-Month Period”) and the six months ended September 30, 2003 (the “2003 Six-Month Period”):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales:
Print	$92,447	102,132	189,648	210,508
Premedia Services	14,158	13,148	27,807	26,459

Total	$106,605	115,280	217,455	236,967
Gross Profit:
Print	$6,484	11,329	15,600	26,333
Premedia Services	4,140	3,348	7,888	7,046
Other	(1)	(3)	(2)	(4)

Total	$10,623	14,674	23,486	33,375
Gross Margin:
Print	7.0%	11.1%	8.2%	12.5%
Premedia Services	29.2%	25.5%	28.4%	26.6%
Total	10.0%	12.7%	10.8%	14.1%
Operating Income (Loss):
Print (b)	$1,894	3,570	6,708	13,840
Premedia Services (b)	2,621	1,157	4,841	2,929
Other (a)	(775)	(1,007)	(1,516)	(1,717)

Total	$3,740	3,720	10,033	15,052

(a)	Includes corporate general and administrative expenses.

(b)	In both the 2003 Three and Six-Month Periods, print and premedia services’ operating incomes include the impact of restructuring costs of $1.7 million and $0.3 million, respectively.

Print

Sales. In the 2004 Six-Month Period, print sales decreased $20.9 million to $189.6 million from $210.5 million in the 2003 Six-Month Period. The decrease in the 2004 Six-Month Period includes a decrease in print production volume of approximately 15% and the impact of continued competitive pricing pressures. The volume decline was largely attributable to certain customer share losses associated with the aggressive pricing strategies of certain competitors. These decreases were offset in part by increased paper prices.

In the 2004 Three-Month Period, print sales decreased $9.7 million to $92.4 million from $102.1 million in the 2003 Three-Month Period. The decrease in the 2004 Three-Month Period includes a decrease in print production volume of approximately 16% and the impact of continued competitive pricing pressures. The volume decline was largely attributable to certain customer share losses associated with the aggressive pricing strategies of certain competitors. These decreases were offset in part by increased paper prices.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Gross Profit. In the 2004 Six-Month Period, print gross profit decreased $10.7 million to $15.6 million from $26.3 million in the 2003 Six-Month Period. In the 2004 Six-Month Period, print gross margin decreased to 8.2% from 12.5% in the 2003 Six-Month Period. The decrease in gross profit includes the impact of reduced print production volume and continued competitive pricing pressures. These decreases were offset in part by benefits from productivity improvements and various cost reduction programs at our facilities. The decrease in gross margin includes these items, coupled with the impact of increased paper prices reflected in sales. Our gross margin may not be comparable from period to period because of the impact of changes in paper prices included in sales.

In the 2004 Three-Month Period, print gross profit decreased $4.8 million to $6.5 million from $11.3 million in the 2003 Three-Month Period. In the 2004 Three-Month Period, print gross margin decreased to 7.0% from 11.1% in the 2003 Three-Month Period. The decrease in gross profit includes the impact of reduced print production volume and continued competitive pricing pressures. These decreases were offset in part by benefits from productivity improvements and various cost reduction programs at our facilities. The decrease in gross margin includes these items, coupled with the impact of increased paper prices reflected in sales. Our gross margin may not be comparable from period to period because of the impact of changes in paper prices included in sales.

Selling, General and Administrative Expenses. In the 2004 Six-Month Period, print selling, general and administrative expenses decreased $1.9 million, or 17.5%, to $8.9 million, or 4.7% of print sales, from $10.8 million, or 5.1% of print sales, in the 2003 Six-Month Period. This decrease includes the impact of the change in our estimates related to the allowance for doubtful accounts and other reductions in certain administrative costs as a result of our ongoing cost containment initiatives.

In the 2004 Three-Month Period, print selling, general and administrative expenses decreased $1.4 million, or 24.0%, to $4.6 million, or 5.0% of print sales, from $6.0 million, or 5.9% of print sales, in the 2003 Three-Month Period. This decrease includes the impact of the change in our estimates related to the allowance for doubtful accounts and other reductions in certain administrative costs as a result of our ongoing cost containment initiatives.

Restructuring Costs. Restructuring costs were $1.7 million in both the 2003 Three and Six-Month Period. We incurred no restructuring costs in the 2004 Three or Six-Month Period. See note 9 to our condensed consolidated financial statements appearing elsewhere in this Report for further discussion of our restructuring initiatives.

Operating Income. As a result of the factors discussed above, print operating income decreased to $6.7 million in the 2004 Six-Month Period from $13.8 million in the 2003 Six-Month Period and decreased to $1.9 million in the 2004 Three-Month Period from $3.6 million in the 2003 Three-Month Period.

Premedia Services

Sales. In the 2004 Six-Month Period, premedia services’ sales increased $1.3 million to $27.8 million from $26.5 million in the 2003 Six-Month Period. These results are attributable primarily to increases in our premedia production volume, including increases in our premedia packaging business. These increases were offset in part by continued competitive pricing pressures in this segment.

In the 2004 Three-Month Period, premedia services’ sales increased approximately $1.1 million to $14.2 million from $13.1 million in the 2003 Three-Month Period. These results are attributable primarily to increases in our premedia production volume, including increases in our premedia packaging business. These increases were offset in part by continued competitive pricing pressures in this segment.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Gross Profit. In the 2004 Six-Month Period, premedia services’ gross profit increased $0.9 million to $7.9 million from $7.0 million in the 2003 Six-Month Period. In the 2004 Six-Month Period, premedia services’ gross margin increased to 28.4% from 26.6% in the 2003 Six-Month Period. The increase in both gross profit and gross margin include the increases in premedia production volume.

In the 2004 Three-Month Period, premedia services’ gross profit increased $0.8 million to $4.1 million from $3.3 million in the 2003 Three-Month Period. In the 2004 Three-Month Period, premedia services’ gross margin increased to 29.2% from 25.5% in the 2003 Three-Month Period. The increase in both gross profit and gross margin include the increases in premedia production volume.

Selling, General and Administrative Expenses. In the 2004 Six-Month Period, premedia services’ selling, general and administrative expenses decreased $0.8 million, or 20.5%, to $3.0 million, or 11.0% of premedia services’ sales, from $3.8 million, or 14.5% of premedia services’ sales in the 2003 Six-Month Period. The decrease in the 2004 Six-Month Period includes decreases in both the selling and administrative areas due to our ongoing cost containment initiatives.

In the 2004 Three-Month Period, premedia services’ selling, general and administrative expenses decreased $0.4 million, or 20.4%, to $1.5 million, or 10.7% of premedia services’ sales, from $1.9 million, or 14.5% of premedia services’ sales in the 2003 Three-Month Period. The decrease in the 2004 Three-Month Period includes decreases in both the selling and administrative areas due to our ongoing cost containment initiatives.

Restructuring Costs. Restructuring costs were $0.3 million in both the 2003 Three and Six-Month Period. We incurred no restructuring costs in the 2004 Three or Six-Month Period. See note 9 to our condensed consolidated financial statements appearing elsewhere in this Report for further discussion of our restructuring initiatives.

Operating Income. As a result of the factors discussed above, premedia services’ operating income increased to $4.8 million in the 2004 Six-Month Period from $2.9 million in the 2003 Six-Month Period and increased to $2.6 million in the 2004 Three-Month Period from $1.2 million in the 2003 Three-Month Period.

Other Operations

Other operations consist primarily of corporate general and administrative expenses. In the 2004 Six-Month Period, operating losses from other operations improved slightly to a loss of $1.5 million from a loss of $1.7 million in the 2003 Six-Month Period. In the 2004 Three-Month Period, operating losses from other operations improved slightly to a loss of $0.8 million from a loss of $1.0 million in the 2003 Three-Month Period.

Interest Expense

In the 2004 Six-Month Period, interest expense decreased to $16.9 million from $17.3 million in the 2003 Six-Month Period and decreased to $8.5 million in the 2004 Three-Month Period from $10.1 million in the 2003 Three-Month Period. These decreases include the $1.7 million of incremental interest expense included in both the 2003 Three and Six-Month Periods, related to the 30 day call provision associated with the 12¾% Notes, offset in part by the higher overall levels of indebtedness associated with the 2003 Refinancing.

Loss on Early Extinguishment of Debt

In the 2003 Three and Six-Month Periods, we incurred a charge of approximately $3.2 million, net of $0 taxes, related to the write-off of deferred financing costs associated with our old bank credit agreement and the 12¾% Notes. See note 4 to our condensed consolidated financial statements appearing elsewhere in this Report.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income Taxes

In the 2004 Six-Month Period, income tax expense improved to a benefit of $1.0 million from expense of $13.5 million in the 2003 Six-Month Period. In the 2004 Three-Month Period, income tax expense improved to a benefit of $1.3 million from expense of $12.9 million in the 2003 Three-Month Period.

The improvement in both the 2004 Six-Month Period and the 2004 Three-Month Period is primarily due to an adjustment, recorded in the 2003 Three-Month Period, to increase the deferred tax asset valuation allowance by $12.8 million. This adjustment reflected a change in circumstances which resulted in a judgment that, based on the provisions of SFAS 109 that restrict our ability to consider forecasts of future income, a corresponding amount of deferred tax assets may not be realized. The change in circumstances arose from our assessment of the economic climate, particularly the continuance of competitive pricing pressures in our industry, and the expected increase in annual interest costs arising from the issuance of the 10% Notes in July 2003 (see note 4 to our condensed consolidated financial statements appearing elsewhere in this Report) that provided negative evidence about our ability to realize certain deferred tax assets. We will reverse our valuation allowance into income when and to the extent sufficient positive evidence arises to support the realization of the related deferred tax assets. Tax benefit from U.S. losses in the 2003 Three and Six-Month Periods was primarily offset by an increase in the valuation allowance and foreign tax expense.

The income tax benefit in the 2004 Three and Six-Month Periods relates primarily to tax benefit in foreign jurisdictions. Tax benefit from U.S. losses in the 2004 Three and Six-Month Periods was primarily offset by an increase in the valuation allowance.

Discontinued Operations

In June 2003, we sold our digital visual effects business, Digiscope, for a de minimis amount, which resulted in a net loss of approximately $0.4 million, which is net of zero income tax benefit. As a result of this sale, Digiscope has been accounted for as a discontinued operation.

Net Loss

As a result of the factors discussed above, net loss improved to $5.7 million in the 2004 Six-Month Period from $19.6 million in the 2003 Six-Month Period and in the 2004 Three-Month Period net loss improved to $3.5 million from $22.7 million in the 2003 Three-Month Period.

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

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

At September 30, 2004, we had borrowings outstanding under the Revolving Credit Facility of $15.4 million and letters of credit outstanding of approximately $28.7 million. We had additional borrowing availability under the Revolving Credit Facility of approximately $25.9 million. Payments due on existing capital lease obligations during the remainder of our fiscal year ending March 31, 2005 are approximately $2.1 million.

During the 2004 Six-Month Period, we used net revolver borrowings of $15.4 million and $0.2 million in proceeds from the sale of fixed assets primarily to fund the following:

•	$9.8 million of operating activities (see our condensed consolidated statements of cash flows appearing elsewhere in this Report),

•	$3.2 million in cash capital expenditures; and

•	$2.5 million to service other indebtedness (including capital lease obligations of $2.1 million and deferred financing fees related to the Revolving Credit Facility and the 10% Notes of $0.4 million).

Our cash-on-hand of approximately $0.9 million is presented net of outstanding checks within trade accounts payable at September 30, 2004. Accordingly, cash is presented at a balance of $0 million in the September 30, 2004 condensed consolidated balance sheet.

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

At September 30, 2004, we had total indebtedness of $311.7 million, including borrowings under the Revolving Credit Facility of $15.4 million, capital lease obligations of $16.3 million and $280.0 million of our 10% Notes. We have no off-balance sheet financial instruments. We are currently in compliance with the financial covenant requirements set forth in the Revolving Credit Facility, as amended.

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

EBITDA and EBITDA Margin

EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company’s performance and ability to meet its future debt service requirements. “EBITDA” is defined as earnings before net interest expense, income tax expense, depreciation and amortization. This calculation of EBITDA differs from the EBITDA disclosed in note 10 to our condensed consolidated financial statements appearing elsewhere in this Report. The definition in note 10 follows the guidelines required under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” and is reflective of management’s calculation of EBITDA. “EBITDA Margin” is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss), or any other measure of

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

performance under U.S. generally accepted accounting principles, as a measure of performance, or to cash flows from operating, investing or financing activities as an indicator of cash flows, or as a measure of liquidity. Certain covenants in the indenture governing the 10% Notes and the Revolving Credit Facility, as amended, are based on, or include EBITDA, subject to certain adjustments.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
EBITDA:
Print (a)	$6,943	8,673	16,886	24,087
Premedia Services (a)	3,429	2,061	6,522	4,769
Other (b)	(818)	(4,324)	(1,559)	(5,499)

Total	$9,554	6,410	21,849	23,357
EBITDA Margin:
Print	7.5%	8.5%	8.9%	11.4%
Premedia Services	24.2%	15.7%	23.5%	18.0%
Total	9.0%	5.6%	10.0%	9.9%

(a)	In both the 2003 Three and Six-Month Periods, EBITDA for the print and premedia services’ segments includes the impact of restructuring costs of $1.7 million and $0.3 million, respectively.

(b)	Other operations includes corporate general and administrative expenses. In addition, other operations include the write-off of deferred financing costs related to our 2003 Refinancing of $3.2 million in both the 2003 Three and Six-Month Periods and discontinued operations losses of $0.4 million in the 2003 Six-Month Period.

The following table provides a reconciliation (in thousands) of EBITDA to net income (loss):

		Premedia
	Print	Services	Other	Total
Three Months Ended September 30, 2004
EBITDA	$6,943	3,429	(818)	9,554
Depreciation and amortization	(5,004)	(799)	—	(5,803)
Interest expense, net	—	—	(8,519)	(8,519)
Income tax benefit	—	—	1,305	1,305

Net income (loss)	$1,939	2,630	(8,032)	(3,463)

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operation

		Premedia
	Print	Services	Other	Total
Three Months Ended September 30, 2003
EBITDA	$8,673	2,061	(4,324)	6,410
Depreciation and amortization	(5,140)	(921)	—	(6,061)
Interest expense, net	—	—	(10,104)	(10,104)
Income tax expense	—	—	(12,925)	(12,925)

Net income (loss)	$3,533	1,140	(27,353)	(22,680)

Six Months Ended September 30, 2004
EBITDA	$16,886	6,522	(1,559)	21,849
Depreciation and amortization	(10,085)	(1,583)	—	(11,668)
Interest expense, net	—	—	(16,857)	(16,857)
Income tax benefit	—	—	1,025	1,025

Net income (loss)	$6,801	4,939	(17,391)	(5,651)

Six Months Ended September 30, 2003
EBITDA	$24,087	4,769	(5,499)	23,357
Depreciation and amortization	(10,278)	(1,864)	(26)	(12,168)
Interest expense, net	—	—	(17,294)	(17,294)
Income tax expense	—	—	(13,474)	(13,474)

Net income (loss)	$13,809	2,905	(36,293)	(19,579)

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

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operation

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Print segment VAR (in thousands)	$44,986	53,428	93,607	110,172
Print segment impressions (in millions)	2,605	3,100	5,466	6,423

The following table provides a reconciliation of print segment sales to print segment VAR:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands)
Print segment sales	$92,447	102,132	189,648	210,508
Paper, ink and subcontract services	(47,461)	(48,704)	(96,041)	(100,336)

Print segment VAR	$44,986	53,428	93,607	110,172

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

In December 2003, the FASB issued SFAS 132R. This standard prescribes employers’ disclosures about pension plans and other postretirement benefit plans, but does not change the measurement of recognition of those plans. SFAS 132R retains and revises the disclosure requirements contained in the original standard. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. Further, it requires certain disclosures in interim financial statements. For public companies, SFAS 132R was generally effective for fiscal years ending after December 15, 2003. The revised disclosure requirements are incorporated in note 7 to our condensed consolidated financial statements appearing elsewhere in this Report.

ACG HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Quantitative Information. At September 30, 2004 we had fixed and variable rate debt (both excluding capital lease obligations) of approximately $280.0 million and $15.4 million, respectively. At March 31, 2004, we had only fixed rate debt approximating $280.0 million, excluding capital lease obligations. The estimated fair value of our debt instruments, excluding capital lease obligations, at September 30, 2004 was $224.0 million, or $56.0 million less than the carrying value, and at March 31, 2004 was $249.2 million, or $30.8 million less than the carrying value. At our September 30, 2004 and March 31, 2004 borrowing levels, a 1% adverse change in interest rates would result in an approximate $15 million reduction in the fair value of our fixed rate debt.

The above market risk discussions are forward-looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.

Item 4. Controls and Procedures.

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004. There have not been any changes in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ACG HOLDINGS, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no significant changes since March 31, 2004. Reference is made to “Business – Legal Proceedings” disclosure in our Form 10-K filed for the fiscal year ended March 31, 2004.

Item 6. Exhibits.

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

ACG Holdings, Inc. American Color Graphics, Inc.

Date: November 2, 2004	By	/s/ Patrick W. Kellick

Patrick W. Kellick Senior Vice President/Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)

Date: November 2, 2004	By	/s/ Angela C. Marshall

Angela C. Marshall Corporate Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Page
12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges	32

31.1	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer	33

31.2	Rule 13a – 14(a)/15d-14(a) Certification of Chief Financial Officer	34

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	35