Form 10-Q
period 2005-06-30
AMERICAN COLOR GRAPHICS INC; ACG HOLDINGS INC
filed 2005-08-09
CIK 856709, 856710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________to _______________
Commission file number 33-97090
ACG HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	62-1395968 (I.R.S. Employer Identification No.)

100 Winners Circle, Brentwood, Tennessee (Address of Principal Executive Offices)	37027 (Zip Code)
(615) 377-0377
(Registrant’s Telephone Number, Including Area Code)
AMERICAN COLOR GRAPHICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	16-1003976 (I.R.S. Employer Identification No.)

100 Winners Circle, Brentwood, Tennessee (Address of Principal Executive Offices)	37027 (Zip Code)
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
ACG Holdings, Inc. has 160,067 shares outstanding of its Common Stock, $.01 Par Value, as of July 31, 2005 (all of which are privately owned and not traded on a public market).

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2005	March 31, 2005
	(Unaudited)
Assets

Current assets:
Cash	$—	—
Receivables:
Trade accounts, less allowance for doubtful accounts of $1,402 and $1,783 at June 30, 2005 and March 31, 2005, respectively	46,098	46,992
Other	3,782	3,420

Total receivables	49,880	50,412

Inventories	11,542	10,447
Income tax receivable	—	78
Deferred income taxes	2,235	2,235
Prepaid expenses and other current assets	5,138	5,192
Assets held for sale	—	8,112

Total current assets	68,795	76,476

Property, plant and equipment	285,416	287,095
Less accumulated depreciation	(191,257)	(189,626)

Net property, plant and equipment	94,159	97,469

Excess of cost over net assets acquired	66,548	66,548

Other assets	21,315	18,405

Total assets	$250,817	258,898

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par values)

	June 30, 2005	March 31, 2005
Liabilities and Stockholders’ Deficit	(Unaudited)
Current liabilities:
Current installments of capitalized leases	$3,542	3,631
Obligations under capital leases held for sale	—	1,036
Trade accounts payable	27,457	40,365
Accrued expenses	36,012	42,104
Income tax payable	39	—

Total current liabilities	67,050	87,136

Long-term debt and capitalized leases, excluding current installments	323,381	305,284
Deferred income taxes	8,013	8,148
Other liabilities	67,932	71,070

Total liabilities	466,376	471,638

Commitments and contingencies (note 8)

Stockholders’ deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 160,067 shares issued and outstanding at June 30, 2005 and March 31, 2005	2	2
Additional paid-in capital	2,015	2,203
Accumulated deficit	(197,573)	(195,183)
Other accumulated comprehensive loss, net of tax	(20,003)	(19,762)

Total stockholders’ deficit	(215,559)	(212,740)

Total liabilities and stockholders’ deficit	$250,817	258,898

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004

Sales	$108,270	110,850
Cost of sales	95,620	97,987

Gross profit	12,650	12,863
Selling, general and administrative expenses	5,686	6,570

Operating income	6,964	6,293
Other expense (income):
Interest expense	9,077	8,338
Interest income	(53)	—
Other, net	191	(137)

Total other expense	9,215	8,201

Loss before income taxes	(2,251)	(1,908)

Income tax expense (benefit):
Current	147	243
Deferred	(8)	37

Total income tax expense	139	280

Net loss	$(2,390)	(2,188)

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004

Cash flows provided (used) by operating activities:

Net loss	$(2,390)	(2,188)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	4,905	5,745
Amortization of other assets	73	120
Amortization of deferred financing costs	730	597
Deferred income tax expense (benefit)	(8)	37
Increase in working capital and other	(22,027)	(10,249)

Net cash used by operating activities	(18,717)	(5,938)

Cash flows provided (used) by investing activities:

Purchases of property, plant and equipment	(1,941)	(1,241)
Proceeds from sales of property, plant and equipment (note 3)	6,907	80
Other	72	(89)

Net cash provided (used) by investing activities	5,038	(1,250)

Cash flows provided (used) by financing activities:

Proceeds from 2005 term loan facility (note 4)	35,000	—
Net increase (decrease) in revolver borrowings	(16,000)	8,331
Repayment and buyout of capital lease obligations	(2,028)	(1,011)
Payment of deferred financing costs	(3,308)	(157)

Net cash provided by financing activities	13,664	7,163

Effect of exchange rates on cash	15	25

Net change in cash	—	—

Cash:
Beginning of period	—	—

End of period	$—	—

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
1.     Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2005.
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
2.     Inventories
The components of inventories are as follows (in thousands):

	June 30,	March 31,
	2005	2005
Paper	$9,671	8,503
Ink	170	171
Supplies and other	1,701	1,773

Total inventories	$11,542	10,447

3.     Assets and Liabilities held for Sale
At March 31, 2005, the Company held certain assets and obligations under capital leases for sale at a fair value of $8.1 million and $1.0 million, respectively. On March 16, 2005, the Company ceased operations at the Pittsburg, California print facility, resulting in the write-off of certain assets totaling approximately $0.5 million. In March 2005, the Company also executed a letter of intent with a prospective buyer to sell certain of the print facility’s other assets, some of which were subject to capital lease obligations. On April 20, 2005, the Company completed the sale of these assets for an aggregate selling price of approximately $8.1 million (including $6.9 million for property, plant and equipment, $1.1 million for other assets and $0.1 million of miscellaneous closing and settlement costs) and terminated $1.0 million of related capital lease obligations. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company wrote down the assets held for sale to fair value,

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
resulting in a $0.7 million impairment charge, in the quarter ended March 31, 2005. This charge was classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2005. As a result, the Company recorded no gain or loss on this transaction in the quarter ended June 30, 2005.
4.     May 5, 2005 Refinancing Transaction
On May 5, 2005, the Company entered into an Amended and Restated Credit Agreement with Banc of America Securities, as Sole Lead Arranger, and Bank of America, N.A., as Administrative Agent, and certain lenders (the “2005 Credit Agreement”) which resulted in the refinancing of the Company’s $70 million senior secured revolving credit facility maturing on July 3, 2008, with a syndicate of lenders (the “Revolving Credit Facility”) and significantly improved the Company’s liquidity position. The 2005 Credit Agreement is a $90 million secured facility comprised of a:
•	$55 million revolving credit facility ($40 million of which may be used for letters of credit), which is not subject to a borrowing base limitation, maturing on December 15, 2009 (the “2005 Revolving Credit Facility”); and
•	$35 million non-amortizing term loan facility maturing on December 15, 2009 (the “2005 Term Loan Facility”).
Interest on borrowings under the 2005 Credit Agreement is floating, based upon existing market rates, plus agreed upon margin levels. In addition, Graphics is obligated to pay specified commitment and letter of credit fees.
Borrowings under the 2005 Term Loan Facility must be repaid in full on the facility’s maturity date of December 15, 2009. Graphics is also required to prepay the 2005 Term Loan Facility and the 2005 Revolving Credit Facility under certain circumstances with excess cash flows and proceeds from certain sales of assets, issuance of equity and incurrence of indebtedness.
Borrowings under the 2005 Credit Agreement are secured by substantially all of Graphics’ assets. In addition, Holdings has guaranteed all such indebtedness under the 2005 Credit Agreement, which guarantee is secured by a pledge of all of Graphics’ capital stock.
The 2005 Credit Agreement requires satisfaction of a specified first-lien debt-to-earnings ratio. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. The 2005 Credit Agreement places conditions upon the Company’s ability to, among other things:
•	change the nature of its business;
•	pay dividends or make other distributions;
•	make capital expenditures, other investments or acquisitions;
•	enter into transactions with affiliates;
•	dispose of assets or enter into mergers or other business combinations;
•	incur or guarantee additional debt;
•	repay debt or repurchase or redeem equity interests and debt;
•	place limitations on dividends, distributions or transfers to the Company or Holdings from its subsidiaries;
•	create or permit to exist certain liens, and
•	pledge assets or engage in sale-leaseback transactions.
The Company was in compliance with the covenant requirements set forth in the 2005 Credit Agreement at June 30, 2005.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of April 30, 2005, the Company had approximately $2.8 million of unamortized deferred financing costs associated with the Revolving Credit Facility. These costs will be amortized over the term of the 2005 Credit Agreement in accordance with the guidance set forth in Emerging Issues Task Force Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF 98-14”).
At June 30, 2005, the Company had no borrowings outstanding under the 2005 Revolving Credit Facility and had letters of credit outstanding of approximately $27.5 million. As a result, the Company had additional borrowing availability under the 2005 Revolving Credit Facility of approximately $27.5 million. During the quarter ended June 30, 2005, the Company used the proceeds from the 2005 Term Loan Facility to repay borrowings outstanding under the Revolving Credit Facility (of which balance was $16.0 million as of March 31, 2005) and settle certain other of its obligations.
5.     Comprehensive Income (Loss)
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income (loss).
Total comprehensive loss for the three months ended June 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended
	June 30,
	2005	2004
Net loss	$(2,390)	(2,188)
Foreign currency translation adjustment, net of tax	(241)	(414)

Total comprehensive loss	$(2,631)	(2,602)

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
Income tax expense for the three months ended June 30, 2005 and 2004 relates primarily to current income from foreign operations that is not offset by U.S. losses. Income tax benefit from U.S. losses in the three months ended June 30, 2005 and 2004 was more than fully offset by an increase in the deferred tax asset valuation allowance and foreign tax expense.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.     Employee Benefit Plans
Components of Net Periodic Benefit Cost (in thousands)

	Defined Benefit		Defined Benefit
	Pension Plans		Postretirement Plan
	Three months ended		Three months ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$131	121	13	13
Interest cost	1,226	1,101	63	74
Expected return on plan assets	(1,198)	(905)	—	—
Amortization of prior service cost	—	—	(55)	(56)
Amortization of unrecognized loss	574	530	—	—
Recognized net actuarial gain	—	—	(8)	(19)

Net periodic benefit cost	$733	847	13	12

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”), which discusses certain accounting and disclosure issues required by the Act. FSP FAS 106-2 was effective in the quarter ended September 30, 2004 for the Company.
The Company has concluded that the prescription drug benefits provided under its postretirement plans are actuarially equivalent to the Medicare benefit as necessary to qualify for the subsidy based on management’s understanding of the Medicare Reform legislation and confirmation from the Company’s actuarial consultants. FSP FAS 106-2 provides two alternative methods of transition when adopted, retroactive to the date of enactment or prospective from the date of adoption. In the quarter ended September 30, 2004, the Company adopted FSP FAS 106-2 and elected the retroactive transition method. Application of FSP FAS 106-2 resulted in an immaterial reduction in the accumulated postretirement benefit obligation for the three months ended June 30, 2005. The effect of the subsidy was immaterial to the Company’s net periodic postretirement benefit cost for the three months ended June 30, 2005.
8.     Commitments and Contingencies
The Company has an employment agreement with one of its principal officers. The agreement provides for a minimum salary level as well as incentive bonuses, which are payable if specified management goals are attained. The aggregate commitment for future compensation at June 30, 2005, excluding bonuses, is approximately $1.7 million.
In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company’s raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company’s raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases, while purchase quantity levels are variable based upon certain contractual requirements and conditions. The Company is deferring certain

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved and the related inventory is sold. The amount deferred at June 30, 2005 is $49.1 million and is included within Other liabilities in the Company’s condensed consolidated balance sheet.
Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a “PRP”) under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”, also known as “Superfund”) at a solvent recovery operation that closed in 1989. Although liability under CERCLA may be imposed on a joint and several basis and the Company’s ultimate liability is not precisely determinable, the PRPs have agreed in writing that Graphics’ share of removal costs is approximately 0.583%; therefore, Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or the Company’s condensed consolidated financial statements as a whole.
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
Based upon an analysis of Graphics’ volumetric share of waste contributed to the sites, the Company maintains a reserve of approximately $0.1 million in connection with these liabilities in its condensed consolidated balance sheet at June 30, 2005. The Company believes this amount is adequate to cover such liabilities.
The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the Company’s condensed consolidated financial statements as a whole.
9.     Restructuring Costs
Fiscal Year 2005 Restructuring Costs
New York Premedia Consolidation Plan
In March 2005, the Company’s Board of Directors approved a restructuring plan for the premedia services segment designed to improve operating efficiencies and overall profitability. This plan included the consolidation of the Company’s two premedia facilities located in New York, New York. This action resulted in the elimination of 10 positions within the Company.
As a result, the Company recorded a pre-tax restructuring charge of approximately $1.5 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This restructuring charge was composed of severance and related termination benefits, lease termination costs primarily related to future lease commitments and other costs.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2005 (in thousands):

	03/31/05		06/30/05
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$195	(125)	70
Lease termination costs	1,271	(109)	1,162
Other costs	15	—	15

	$1,481	(234)	1,247

As of June 30, 2005 the Company believes the restructuring reserve of approximately $1.2 million is adequate. The Company anticipates that $0.5 million of these costs will be paid by March 31, 2006, $0.4 million will be paid by March 31, 2007 and $0.1 million will be paid each year following through March 31, 2010. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
Pittsburg Facility Closure Plan
In March 2005, the Company’s Board of Directors approved a restructuring plan for the print segment to reduce manufacturing costs and improve profitability. This plan included the closure of the Pittsburg, California print facility. This action resulted in the elimination of 136 positions within the Company.
As a result, the Company recorded a pre-tax restructuring charge of approximately $3.1 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2005. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed of severance and related termination benefits, lease termination costs and other costs.
The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2005 (in thousands):

	03/31/05		06/30/05
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$1,329	(284)	1,045
Lease termination costs	774	(24)	750
Other costs	37	(4)	33

	$2,140	(312)	1,828

During the fiscal year ended March 31, 2005, $1.0 million of these costs were paid. As of June 30, 2005 the Company believes the restructuring reserve of approximately $1.8 million is adequate. The Company anticipates that these costs will be paid by March 31, 2006. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
Plant and SG&A Reduction Plan
In February 2005, the Company’s Board of Directors approved a restructuring plan for the print and premedia services segments to reduce overhead costs and improve operating efficiency and profitability. This plan

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
resulted in the elimination of 60 positions within the Company, including both facility and selling and administrative employees.
As a result, the Company recorded a pre-tax restructuring charge of approximately $3.8 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2005. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed of severance and related termination benefits and other costs.
The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2005 (in thousands):

	03/31/05		06/30/05
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$3,208	(684)	2,524
Other costs	249	(16)	233

	$3,457	(700)	2,757

During the fiscal year ended March 31, 2005, $0.3 million of these costs were paid. As of June 30, 2005 the Company believes the restructuring reserve of approximately $2.8 million is adequate. The Company anticipates that $2.0 million of these costs will be paid by March 31, 2006, $0.7 million will be paid by March 31, 2007 and the remaining $0.1 million will be paid by March 31, 2008. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
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
As a result, the Company recorded a pre-tax restructuring charge of approximately $5.7 million in the quarter ended March 31, 2004 associated with this plan. This charge was classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2004. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed primarily of severance and related termination benefits. The Company reduced the restructuring reserve related to this plan by approximately $0.7 million in the quarter ended March 31, 2005. This reduction was primarily the result of lower than anticipated severance and other employee costs due to the terminated employees obtaining other employment during their severance periods.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2005 (in thousands):

	03/31/05		06/30/05
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$813	(183)	630
Other costs	77	—	77

	$890	(183)	707

During the fiscal years ended March 31, 2005 and 2004, $2.3 million and $1.8 million of these costs were paid, respectively. As of June 30, 2005, the Company believes the restructuring reserve of approximately $0.7 million is adequate. The Company anticipates that these costs will be paid during the fiscal year ending March 31, 2006. These costs will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
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
The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2005 (in thousands):

	03/31/05		06/30/05
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$430	(73)	357
During each of the fiscal years ended March 31, 2005 and 2004, $0.7 million of these costs were paid. As of June 30, 2005, the Company believes the restructuring reserve of approximately $0.4 million is adequate. The Company anticipates that approximately $0.3 million of these costs will be paid during the fiscal year ending March 31, 2006 and the remaining $0.1 million will be paid during the fiscal year ending March 31, 2007. These costs will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
Fiscal Year 2002 Restructuring Costs
In January 2002, the Company’s Board of Directors approved a restructuring plan for the print and premedia services segments designed to improve asset utilization, operating efficiency and profitability. This plan

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
included the closing of a print facility in Hanover, Pennsylvania, and a premedia services facility in West Palm Beach, Florida, the downsizing of a Buffalo, New York premedia services facility and the elimination of certain administrative personnel. This action resulted in the elimination of 189 positions within the Company.
As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $8.6 million in the fourth quarter of the fiscal year ended March 31, 2002. This charge was classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2002. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The restructuring charge included severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs including primarily legal fees, site clean-up costs and the write-off of certain press related parts that provided no future use or functionality. The Company recorded an additional $0.7 million of restructuring charges related to this plan in the quarter ended March 31, 2005 and $0.2 million in each of the quarters ended March 31, 2004 and September 30, 2003. These charges primarily related to future lease commitments and were classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal years ended March 31, 2005 and 2004 and the condensed consolidated statements of operations for the quarter ended September 30, 2003.
The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2005 (in thousands):

	03/31/05		06/30/05
	Restructuring		Restructuring
	Reserve		Reserve
	Balance	Activity	Balance
Lease termination costs	$1,524	(119)	1,405
The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. During the fiscal years ended March 31, 2005 and March 31, 2004, $0.5 million and $0.9 million of these costs were paid, respectively, and in the fiscal years ended March 31, 2003 and March 31, 2002, $3.4 million of these costs were paid in each year. As of June 30, 2005, the Company believes the restructuring reserve of approximately $1.4 million is adequate. The Company anticipates that approximately $0.2 million of these costs will be paid during the fiscal year ending March 31, 2006, $0.3 million will be paid in each of the fiscal years ending March 31, 2007 and 2008 and $0.2 million will be paid in each fiscal year following through March 31, 2011. These costs will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
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
The Company has two reportable segments: (1) print and (2) premedia services. The print business produces advertising inserts, comics (Sunday newspaper comics, comic insert advertising and comic books) and other

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
publications. The Company’s premedia services business assists customers in the capture, manipulation, storage, transmission and distribution of images. The majority of the premedia services work leads to the production of four-color separations in a format appropriate for use by printers.
The accounting policies of each of the segments are the same as those used by the Company in its condensed consolidated financial statements. The Company evaluates performance based on segment EBITDA which is defined as earnings before net interest expense, income tax expense, depreciation and amortization. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties; that is, at current market prices.
The Company’s reportable segments are business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies. A substantial portion of the sales, long-lived assets and other assets of the Company’s reportable segments are attributed to or located in the United States.

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total

Three Months Ended June 30, 2005
Sales	$94,542	13,728	—	108,270

EBITDA	$9,441	2,942	(632)	11,751

Depreciation and amortization	(4,282)	(696)	—	(4,978)
Interest expense	—	—	(9,077)	(9,077)
Interest income	—	—	53	53
Income tax expense	—	—	(139)	(139)

Net income (loss)	$5,159	2,246	(9,795)	(2,390)

Total assets	$219,583	15,505	15,729	250,817
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$1,646	295	—	1,941

Three Months Ended June 30, 2004
Sales	$97,201	13,649	—	110,850

EBITDA	$9,943	3,093	(741)	12,295

Depreciation and amortization	(5,081)	(784)	—	(5,865)
Interest expense	—	—	(8,338)	(8,338)
Income tax expense	—	—	(280)	(280)

Net income (loss)	$4,862	2,309	(9,359)	(2,188)

Total assets	$235,881	15,114	14,601	265,596
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$940	301	—	1,241

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11.     Impact of Recently Issued Accounting Standards
In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was later revised in December 2003, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Historically, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46, as revised and interpreted, changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after December 31, 2003 and to existing entities created before December 31, 2003 in the first fiscal year beginning after December 15, 2004. The Company has no variable interest entities created after December 31, 2003. The adoption of FIN 46 as of April 1, 2005 has had no effect on Company’s condensed consolidated financial statements as a whole.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), “Accounting for Stock-Based Compensation” (“SFAS 123R”). The Company accounts for share-based payments using the fair value based method described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The requirements of SFAS 123R generally are the same as SFAS 123, except that SFAS 123R provides significant additional guidance regarding the valuation of employee stock options. The Company currently uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS 123R on April 1, 2006. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. For the quarters ended June 30, 2005 and 2004, as well as for the fiscal year ended March 31, 2005, the Company recognized no operating cash flows for such excess tax deductions. The Company does not anticipate the adoption of SFAS 123R will have a material impact on its condensed consolidated financial statements as a whole.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “intends,” “expects,” “may,” “will,” “estimates,” “should,” “could,” “anticipates,” “plans” or other comparable terms are intended to identify forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside of the control of Holdings, together with its wholly-owned subsidiary, Graphics, including, but not limited to:
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

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following table summarizes our results of operations for the three months ended June 30, 2005 (the “2005 Three-Month Period”) and the three months ended June 30, 2004 (the “2004 Three-Month Period”):

	Three Months Ended
	June 30,
	2005	2004
Sales:
Print	$94,542	97,201
Premedia Services	13,728	13,649

Total	$108,270	110,850

Gross Profit:
Print	$8,967	9,116
Premedia Services	3,684	3,748
Other	(1)	(1)

Total	$12,650	12,863

Gross Margin:
Print	9.5%	9.4%
Premedia Services	26.8%	27.5%
Total	11.7%	11.6%

EBITDA:
Print	$9,441	9,943
Premedia Services	2,942	3,093
Other (a)	(632)	(741)

Total	$11,751	12,295

EBITDA Margin:
Print	10.0%	10.2%
Premedia Services	21.4%	22.7%
Total	10.9%	11.1%

(a) Other operations include corporate general and administrative expenses.
EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company’s operating performance as it removes the non-operating components of interest, taxes, depreciation and amortization from the managed operational results of our business. “EBITDA” is defined as earnings before net interest expense, income tax expense, depreciation and amortization. “EBITDA Margin” is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss) (or any other measure of performance under U.S. generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the indenture governing the 10% Senior Second Secured Notes Due 2010 (the “10% Notes”) and the 2005 Revolving Credit Facility are based on, or include EBITDA, subject to certain adjustments.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following table provides a reconciliation (in thousands) of EBITDA to net income (loss):

		Premedia
	Print	Services	Other	Total
Three Months Ended June 30, 2005
EBITDA	$9,441	2,942	(632)	11,751

Depreciation and amortization	(4,282)	(696)	—	(4,978)
Interest expense, net	—	—	(9,024)	(9,024)
Income tax expense	—	—	(139)	(139)

Net income (loss)	$5,159	2,246	(9,795)	(2,390)

Three Months Ended June 30, 2004
EBITDA	$9,943	3,093	(741)	12,295

Depreciation and amortization	(5,081)	(784)	—	(5,865)
Interest expense, net	—		(8,338)	(8,338)
Income tax expense	—		(280)	(280)

Net income (loss)	$4,862	2,309	(9,359)	(2,188)

Print
Sales. In the 2005 Three-Month Period, print sales decreased $2.7 million to $94.5 million from $97.2 million in the 2004 Three-Month Period. The decrease in the 2005 Three-Month Period includes a decrease in print production volume of approximately 6%, the continued impact of competitive industry pricing and an increase in the level of customer supplied paper, offset in part by increased paper prices and overall mix improvements. See “—Value Added Revenue and Print Impressions for the Print Segment” below.
Gross Profit. In the 2005 Three-Month Period, print gross profit decreased $0.1 million to $9.0 million from $9.1 million in the 2004 Three-Month Period. In the 2005 Three-Month Period, print gross margin increased to 9.5% from 9.4% in the 2004 Three-Month Period. The decrease in gross profit includes the impact of reduced print production volume and continued competitive pricing pressures. These decreases were offset in part by net benefits from productivity improvements and various cost reduction programs at our facilities. The increase in gross margin includes these items and the impact of increases in the level of customer supplied paper offset in part by increased paper prices reflected in sales. Our gross margin may not be comparable from period to period because of the impact of changes in paper prices and the level of customer supplied paper included in sales.
Selling, General and Administrative Expenses. In the 2005 Three-Month Period, print selling, general and administrative expenses decreased $0.8 million, or 17.6%, to $3.5 million, or 3.8% of print sales, from $4.3 million, or 4.4% of print sales, in the 2004 Three-Month Period. The 2005 and 2004 Three-Month Periods include comparable decreases in the allowance for doubtful accounts as a result of a change in our estimates. The decrease in the 2005 Three-Month Period includes the impact of reductions in certain selling and administrative costs related to benefits from our ongoing cost containment initiatives.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Other Expense (Income). In the 2005 Three-Month Period, print other expense (income) increased to expense of $0.3 million from income of less than $0.1 million in the 2004 Three-Month Period. This was primarily due to non-recurring costs related to final closure expenses of the Pittsburg, California print facility, incurred during the 2005 Three-Month Period, which we were unable to accrue as part of restructuring costs in the fiscal year ended March 31, 2005.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, EBITDA for the print business decreased to approximately $9.4 million in the 2005 Three-Month Period from $9.9 million in the 2004 Three-Month Period.
Premedia Services
Sales. In the 2005 Three-Month Period, premedia services’ sales increased approximately $0.1 million to $13.7 million from $13.6 million in the 2004 Three-Month Period. Included in the 2005 Three-Month Period are volume gains offset in part by the continuance of competitive pricing pressures in this segment.
Gross Profit. In the 2005 Three-Month Period, premedia services’ gross profit remained relatively unchanged at $3.7 million from the 2004 Three-Month Period. In the 2005 Three-Month Period, premedia services’ gross margin decreased slightly to 26.8% from 27.5% in the 2004 Three-Month Period.
Selling, General and Administrative Expenses. In the 2005 Three-Month Period, premedia services’ selling, general and administrative expenses decreased $0.1 million, to $1.4 million, or 10.3% of premedia services’ sales, from $1.5 million, or 11.2% of premedia services’ sales in the 2004 Three-Month Period.
Other Expense (Income). In the 2005 Three-Month Period, premedia services’ other expense (income) increased to expense of less than $0.1 million from income of $0.1 million in the 2004 Three-Month Period.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, premedia services’ EBITDA decreased to $2.9 million in the 2005 Three-Month Period from $3.1 million in the 2004 Three-Month Period.
Other Operations
Other operations consist primarily of corporate general and administrative expenses. In the 2005 Three-Month Period, EBITDA from other operations improved to an EBITDA loss of $0.6 million from a loss of $0.7 million in the 2004 Three-Month Period.
Interest Expense
In the 2005 Three-Month Period, interest expense, net increased to $9.0 million from $8.3 million in the 2004 Three-Month Period. This increase is the result of both higher levels of indebtedness and increased borrowing costs.
Income Taxes
In the 2005 Three-Month Period, income tax expense decreased to $0.1 million from $0.3 million in the 2004 Three-Month Period. This decrease is due primarily to lower amounts of foreign taxable income. Income tax benefit from U.S. losses in both the 2005 and 2004 Three-Month Periods was more than fully offset by an increase in the deferred tax asset valuation allowance and foreign tax expense.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Management continues to evaluate the need for a valuation allowance for deferred tax assets. In the 2005 Three-Month Period, there have been no changes in circumstances that would cause a change in judgment with respect to the realization of deferred tax assets in future years.
Net Income (Loss)
As a result of the factors discussed above, our net loss increased to $2.4 million in the 2005 Three-Month Period from a net loss of $2.2 million in the 2004 Three-Month Period.
Liquidity and Capital Resources
On May 5, 2005, we entered into the 2005 Credit Agreement which resulted in the refinancing of the Revolving Credit Facility and significantly improved our liquidity position. The 2005 Credit Agreement is a $90 million secured facility comprised of a:
•	$55 million revolving credit facility ($40 million of which may be used for letters of credit), which is not subject to a borrowing base limitation, maturing on December 15, 2009 the “2005 Revolving Credit Facility”; and
•	$35 million non-amortizing term loan facility maturing on December 15, 2009 (the “2005 Term Loan Facility”).
Interest on borrowings under the 2005 Credit Agreement is floating, based upon existing market rates, plus agreed upon margin levels. In addition, Graphics is obligated to pay specified commitment and letter of credit fees.
Borrowings under the 2005 Term Loan Facility must be repaid in full on the facility’s maturity date of December 15, 2009. Graphics is also required to prepay the 2005 Term Loan Facility and the 2005 Revolving Credit Facility under certain circumstances with excess cash flows and proceeds from certain sales of assets, issuance of equity and incurrence of indebtedness.
Borrowings under the 2005 Credit Agreement are secured by substantially all of Graphics’ assets. In addition, Holdings has guaranteed all such indebtedness under the 2005 Credit Agreement, which guarantee is secured by a pledge of all of Graphics’ capital stock.
The 2005 Credit Agreement requires satisfaction of a specified first-lien debt-to-earnings ratio. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. The 2005 Credit Agreement places conditions upon our ability to, among other things:
•	change the nature of our business;
•	pay dividends or make other distributions;
•	make capital expenditures, other investments or acquisitions;
•	enter into transactions with affiliates;
•	dispose of assets or enter into mergers or other business combinations;
•	incur or guarantee additional debt;
•	repay debt or repurchase or redeem equity interests and debt;
•	place limitations on dividends, distributions or transfers to us or Holdings from our subsidiaries;
•	create or permit to exist certain liens, and
•	pledge assets or engage in sale-leaseback transactions.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
As of April 30, 2005, we had approximately $2.8 million of unamortized deferred financing costs associated with the Revolving Credit Facility. These costs will be amortized over the term of the 2005 Credit Agreement in accordance with the guidance set forth in EITF 98-14.
Our primary sources of liquidity are cash provided by operating activities and borrowings under the 2005 Revolving Credit Facility. At June 30, 2005, we had no borrowings outstanding under the 2005 Revolving Credit Facility and letters of credit outstanding of approximately $27.5 million. As a result, we had additional borrowing availability under the 2005 Revolving Credit Facility of approximately $27.5 million. During the quarter ended June 30, 2005, we used proceeds from the 2005 Term Loan Facility to repay borrowings outstanding under the Revolving Credit Facility (of which balance was $16.0 million as of March 31, 2005) and settle certain other obligations. Payments due on existing capital lease obligations during the remainder of our fiscal year ending March 31, 2006 are approximately $2.6 million.
During the 2005 Three-Month Period, we used net borrowings from financing activities of $19.0 million and $6.9 million in proceeds from the sale of fixed assets to fund the following:
•	$18.7 million of operating activities (see our condensed consolidated statements of cash flows appearing elsewhere in this Report),
•	$1.9 million in cash capital expenditures; and
•	$5.3 million to service other indebtedness (including repayment of capital lease obligations of $1.0 million, buyout of capital lease obligations associated with assets sold from the Pittsburg facility of $1.0 million and the payment of deferred financing fees of $3.3 million).
Our cash-on-hand of approximately $8.9 million, which includes approximately $6.0 million of overnight cash investments, is presented net of outstanding checks within trade accounts payable at June 30, 2005. Accordingly, cash is presented at a balance of $0 million in the June 30, 2005 condensed consolidated balance sheet.
We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements and make capital expenditures. We believe that we have sufficient liquidity to meet our requirements over the next 12 months.
At June 30, 2005, we had total indebtedness of $326.9 million, including borrowings under the 2005 Term Loan Facility of $35.0 million, capital lease obligations of $11.9 million and $280.0 million of our 10% Notes. We have no off-balance sheet financial instruments other than operating leases. We are currently in compliance with the covenant requirements set forth in the 2005 Credit Agreement.
A significant portion of Graphics’ long-term obligations, including indebtedness under the 2005 Credit Agreement and the 10% Notes, has been fully and unconditionally guaranteed by Holdings. Holdings is subject to certain restrictions under its guarantee of indebtedness under the 2005 Credit Agreement, including among other things, restrictions on mergers, acquisitions, incurrence of additional debt and payment of cash dividends.
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

	Three Months Ended
	June 30,
	2005	2004

Print segment VAR (in thousands)	$45,428	48,621

Print segment impressions (in millions)	2,688	2,861

The following table provides a reconciliation of print segment sales to print segment VAR:

	Three Months Ended
	June 30,
	2005	2004
	(In thousands)
Print segment sales	$94,542	97,201
Paper, ink and subcontract services	(49,114)	(48,580)

Print segment VAR	$45,428	48,621

New Accounting Pronouncements
In January 2003, the FASB issued FIN 46, which was later revised in December 2003, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Historically, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46, as revised and interpreted, changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after December 31, 2003 and to existing entities created before December 31, 2003 in the first fiscal year beginning after December 15, 2004. We have no variable interest entities created after December 31, 2003. The adoption of FIN 46 as of April 1, 2005 has had no effect on our condensed consolidated financial statements as a whole.
In December 2004, the FASB issued SFAS 123R. We account for share-based payments using the fair value based method described in SFAS 123. The requirements of SFAS 123R generally are the same as SFAS 123, except that SFAS 123R provides significant additional guidance regarding the valuation of employee stock options. We currently use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model upon the required adoption of SFAS 123R on April 1, 2006. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. For the quarters ended June 30, 2005 and 2004, as well as for the fiscal year ended March 31, 2005, we recognized no operating cash flows for such excess tax deductions. We do not anticipate the adoption of SFAS 123R will have a material impact on our condensed consolidated financial statements as a whole.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Contractual Obligations
There have been no material changes in our contractual obligations from those disclosed in our Form 10-K for the fiscal year ended March 31, 2005 except for the addition of the 2005 Term Loan Facility (see “—Liquidity and Capital Resources” above).

ACG HOLDINGS, INC.
PART I — FINANCIAL INFORMATION
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
Quantitative Information. At June 30, 2005, we had fixed and variable rate debt (both excluding capital lease obligations) of approximately $280.0 million and $35.0 million, respectively. At March 31, 2005, we had fixed and variable rate debt (both excluding capital lease obligations) of approximately $280.0 million and $16.0 million, respectively. The estimated fair value of our debt instruments, excluding capital lease obligations, at June 30, 2005 was $236.6 million, or $78.4 million less than the carrying value, and at March 31, 2005 was $200.8 million, or $95.2 million less than the carrying value. At our June 30, 2005 and March 31, 2005 borrowing levels, a 1% adverse change in interest rates would result in an approximate $15 million reduction in the fair value of our fixed rate debt and would have resulted in additional annual interest expense and related payments of approximately $0.4 million at June 30, 2005 and approximately $0.2 million at March 31, 2005 on our variable rate debt.
The above market risk discussions are forward-looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.
Item 4.  Controls and Procedures.
As of June 30, 2005 an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2005. There have not been any changes in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ACG HOLDINGS, INC.
PART II — OTHER INFORMATION
Item 1.  Legal Proceedings.
There have been no significant changes since March 31, 2005. Reference is made to “Business — Legal Proceedings” disclosure in our Form 10-K filed for the fiscal year ended March 31, 2005.
Item 6.  Exhibits.

Exhibit No.	Description

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a — 14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

ACG Holdings, Inc. American Color Graphics, Inc.

Date:	August 9, 2005	By /s/ Stephen M. Dyott

Stephen M. Dyott Chairman, President and Chief Executive Officer (Authorized Officer)

Date:	August 9, 2005	By /s/ Patrick W. Kellick

Patrick W. Kellick Senior Vice President/Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350