Form 10-Q
period 2005-09-30
AMERICAN COLOR GRAPHICS INC; ACG HOLDINGS INC
filed 2005-11-08
CIK 856709, 856710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☐No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
ACG Holdings, Inc. has 160,067 shares outstanding of its Common Stock, $.01 Par Value, as of October 31, 2005 (all of which are privately owned and not traded on a public market).

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2005	March 31, 2005
	(Unaudited)
Assets
Current assets:
Cash	$—	—
Receivables:
Trade accounts, less allowance for doubtful accounts of $1,386 and $1,783 at September 30, 2005 and March 31, 2005, respectively	49,327	46,992
Income tax receivable	65	78
Other	3,750	3,420

Total receivables	53,142	50,490

Inventories	11,390	10,447
Deferred income taxes	2,235	2,235
Prepaid expenses and other current assets	4,513	5,192
Assets held for sale	—	8,112

Total current assets	71,280	76,476

Property, plant and equipment	287,998	287,095
Less accumulated depreciation	(195,984)	(189,626)

Net property, plant and equipment	92,014	97,469

Excess of cost over net assets acquired	66,548	66,548

Other assets	20,851	18,405

Total assets	$250,693	258,898

     See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par values)

	September 30, 2005	March 31, 2005
	(Unaudited)
Liabilities and Stockholders’ Deficit

Current liabilities:
Current installments of capitalized leases	$3,588	3,631
Obligations under capital leases held for sale	—	1,036
Trade accounts payable	32,324	40,365
Accrued expenses	40,692	42,104

Total current liabilities	76,604	87,136

Long-term debt and capitalized leases, excluding current installments	322,459	305,284
Deferred income taxes	8,216	8,148
Other liabilities	62,805	71,070

Total liabilities	470,084	471,638

Commitments and contingencies (note 8)

Stockholders’ deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 160,067 shares issued and outstanding at September 30, 2005 and March 31, 2005	2	2
Additional paid-in capital	2,023	2,203
Accumulated deficit	(201,771)	(195,183)
Other accumulated comprehensive loss, net of tax	(19,645)	(19,762)

Total stockholders’ deficit	(219,391)	(212,740)

Total liabilities and stockholders’ deficit	$250,693	258,898

     See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Sales	$105,460	106,605
Cost of sales	93,684	95,982

Gross profit	11,776	10,623
Selling, general and administrative expenses	6,308	6,883

Operating income	5,468	3,740
Other expense (income):
Interest expense	9,486	8,519
Interest income	(10)	—
Other, net	291	(11)

Total other expense	9,767	8,508

Loss before income taxes	(4,299)	(4,768)

Income tax expense (benefit):
Current	(60)	(1,199)
Deferred	(41)	(106)

Total income tax benefit	(101)	(1,305)

Net loss	$(4,198)	(3,463)

     See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2005	2004
Sales	$213,730	217,455
Cost of sales	189,304	193,969

Gross profit	24,426	23,486
Selling, general and administrative expenses	11,994	13,453

Operating income	12,432	10,033
Other expense (income):
Interest expense	18,563	16,857
Interest income	(63)	—
Other, net	482	(148)

Total other expense	18,982	16,709

Loss before income taxes	(6,550)	(6,676)

Income tax expense (benefit):
Current	87	(956)
Deferred	(49)	(69)

Total income tax expense (benefit)	38	(1,025)

Net loss	$(6,588)	(5,651)

     See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2005	2004
Cash flows provided (used) by operating activities:

Net loss	$(6,588)	(5,651)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	9,717	11,440
Amortization of other assets	144	228
Amortization of deferred financing costs	1,483	1,223
Deferred income tax benefit	(49)	(69)
Increase in working capital and other	(19,910)	(16,964)

Net cash used by operating activities	(15,203)	(9,793)

Cash flows provided (used) by investing activities:

Purchases of property, plant and equipment	(4,312)	(3,201)
Proceeds from sale of property, plant and equipment held for sale (note 3)	6,877	—
Proceeds from other sales of property, plant and equipment	167	170
Other	(162)	(60)

Net cash provided (used) by investing activities	2,570	(3,091)

Cash flows provided (used) by financing activities:

Proceeds from 2005 term loan facility (note 4)	35,000	—
Net increase (decrease) in revolver borrowings	(16,000)	15,394
Repayment and buyout of capital lease obligations	(2,904)	(2,039)
Payment of deferred financing costs	(3,457)	(435)

Net cash provided by financing activities	12,639	12,920

Effect of exchange rates on cash	(6)	(36)

Net change in cash	—	—

Cash:
Beginning of period	—	—

End of period	$—	—

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
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and six-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2005.
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
2. Inventories
The components of inventories are as follows (in thousands):

	September 30,	March 31,
	2005	2005
Paper	$9,433	8,503
Ink	135	171
Supplies and other	1,822	1,773

Total inventories	$11,390	10,447

3. Assets and Liabilities held for Sale
At March 31, 2005, the Company held certain assets and obligations under capital leases for sale at a fair value of $8.1 million and $1.0 million, respectively. On March 16, 2005, the Company ceased operations at the Pittsburg, California print facility, resulting in the write-off of certain assets totaling approximately $0.5 million. In March 2005, the Company also executed a letter of intent with a prospective buyer to sell certain of the print facility’s other assets, some of which were subject to capital lease obligations. On April 20, 2005, the Company completed the sale of these assets for an aggregate selling price of approximately $8.1 million (including $6.9 million for property, plant and equipment, $1.1 million for other assets and $0.1 million of miscellaneous closing and settlement costs) and terminated $1.0 million of related capital lease obligations. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company wrote down the assets held for sale to fair value,

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
resulting in a $0.7 million impairment charge, in the quarter ended March 31, 2005. This charge was classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2005. As a result, the Company recorded no gain or loss on this transaction in the three or six months ended September 30, 2005.
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
The 2005 Credit Agreement requires satisfaction of a specified first-lien debt-to-earnings ratio. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. The 2005 Credit Agreement places conditions upon the Company’s ability to, among other things:
•	change the nature of its business;

•	pay dividends or make other distributions;

•	make capital expenditures, other investments or acquisitions;

•	enter into transactions with affiliates;

•	dispose of assets or enter into mergers or other business combinations;

•	incur or guarantee additional debt;

•	repay debt or repurchase or redeem equity interests and debt;

•	place restrictions on dividends, distributions or transfers to the Company or Holdings from its subsidiaries;

•	create or permit to exist certain liens, and

•	pledge assets or engage in sale-leaseback transactions.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company was in compliance with the covenant requirements set forth in the 2005 Credit Agreement at September 30, 2005.
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
At September 30, 2005, the Company had no borrowings outstanding under the 2005 Revolving Credit Facility and had letters of credit outstanding of approximately $26.9 million. As a result, the Company had additional borrowing availability under the 2005 Revolving Credit Facility of approximately $28.1 million. During the quarter ended June 30, 2005, the Company used the proceeds from the 2005 Term Loan Facility to repay borrowings outstanding under the Revolving Credit Facility (of which balance was $16.0 million as of March 31, 2005) and settle certain other of its obligations.
5. Comprehensive Income (Loss)
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income (loss).
Total comprehensive loss for the three and six months ended September 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss	$(4,198)	(3,463)	(6,588)	(5,651)

Foreign currency translation adjustment, net of tax	358	803	117	389

Total comprehensive loss	$(3,840)	(2,660)	(6,471)	(5,262)

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
The Company recorded income tax benefit of $0.1 million and income tax expense of less than $0.1 million for the three and six months ended September 30, 2005, respectively. The benefit in the three months ended September 30, 2005 relates primarily to income tax benefit in foreign jurisdictions. Income tax benefit from U.S. losses during the three and six months ended September 30, 2005 was primarily offset by an increase in the valuation allowance.
The Company recorded income tax benefit of $1.3 million and $1.0 million for the three and six months ended September 30, 2004, respectively. The benefit relates primarily to income tax benefit in foreign jurisdictions. Income tax benefit from U.S. losses during these periods was primarily offset by an increase in the valuation allowance.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. Employee Benefit Plans
Components of Net Periodic Benefit Cost (in thousands)

	Defined Benefit		Defined Benefit
	Pension Plans		Postretirement Plan
	Three months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$97	111	12	10

Interest cost	967	1,005	62	65

Expected return on plan assets	(861)	(829)	—	—

Amortization of prior service cost	—	—	(56)	(55)

Amortization of unrecognized loss	409	478	—	—

Recognized net actuarial gain	—	—	(6)	(7)

Net periodic benefit cost	$612	765	12	13

	Six months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$232	235	25	23

Interest cost	2,242	2,121	124	134

Expected return on plan assets	(2,131)	(1,755)	—	—

Amortization of prior service cost	—	—	(111)	(111)

Amortization of unrecognized loss	1,002	1,011	—	—

Recognized net actuarial gain	—	—	(13)	(21)

Net periodic benefit cost	$1,345	1,612	25	25

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
The Company has concluded that the prescription drug benefits provided under its postretirement plans are actuarially equivalent to the Medicare benefit as necessary to qualify for the subsidy based on management’s understanding of the Medicare Reform legislation and confirmation from the Company’s actuarial consultants. FSP FAS 106-2 provides two alternative methods of transition when adopted, retroactive to the date of enactment or prospective from the date of adoption. In the quarter ended September 30, 2004, the Company adopted FSP FAS 106-2 and elected the retroactive transition method. Application of FSP FAS 106-2 resulted

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
in an immaterial reduction in the accumulated postretirement benefit obligation for the three and six months ended September 30, 2005. The effect of the subsidy was immaterial to the Company’s net periodic postretirement benefit cost for the three and six months ended September 30, 2005.
8. Commitments and Contingencies
The Company has an employment agreement with one of its principal officers. The agreement provides for a minimum salary level as well as incentive bonuses, which are payable if specified management goals are attained. The aggregate commitment for future compensation at September 30, 2005, excluding bonuses, is approximately $1.7 million.
In the fiscal year ended March 31, 1998, the Company entered into multi-year contracts to purchase a portion of the Company’s raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company’s raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases, while purchase quantity levels are variable based upon certain contractual requirements and conditions. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved and the related inventory is sold. The amount deferred at September 30, 2005 is $48.0 million and is included within Other liabilities in the Company’s condensed consolidated balance sheet.
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
Based upon an analysis of Graphics’ volumetric share of waste contributed to the sites, the Company maintains a reserve of approximately $0.1 million in connection with these liabilities included within Other liabilities in its condensed consolidated balance sheet at September 30, 2005. The Company believes this amount is adequate to cover such liabilities.
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
The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2005 (in thousands):

	03/31/05		09/30/05
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$195	(155)	40
Lease termination costs	1,271	(206)	1,065
Other costs	15	—	15

	$1,481	(361)	1,120

As of September 30, 2005 the Company believes the restructuring reserve of approximately $1.1 million is adequate. The Company anticipates that $0.4 million of these costs will be paid during the fiscal years ending March 31, 2006 and 2007, $0.2 million will be paid during the fiscal year ending March 31, 2008, $0.1 million will be paid during the fiscal year ending March 31, 2009 and the remaining less than $0.1 million will be paid during the fiscal year ending March 31, 2010. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
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

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2005 (in thousands):

	03/31/05		09/30/05
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$1,329	(465)	864
Lease termination costs	774	(44)	730
Other costs	37	(11)	26

	$2,140	(520)	1,620

During the fiscal year ended March 31, 2005, $1.0 million of these costs were paid. As of September 30, 2005 the Company believes the restructuring reserve of approximately $1.6 million is adequate. The Company anticipates that $0.9 million of these costs will be paid during the fiscal year ending March 31, 2006 and the remaining $0.7 million will be paid during fiscal year ending March 31, 2007. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
Plant and SG&A Reduction Plan
In February 2005, the Company’s Board of Directors approved a restructuring plan for the print and premedia services segments to reduce overhead costs and improve operating efficiency and profitability. This plan resulted in the elimination of 60 positions within the Company, including both facility and selling and administrative employees.
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
The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2005 (in thousands):

	03/31/05		09/30/05
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$3,208	(1,271)	1,937
Other costs	249	(19)	230

	$3,457	(1,290)	2,167

During the fiscal year ended March 31, 2005, $0.3 million of these costs were paid. As of September 30, 2005 the Company believes the restructuring reserve of approximately $2.2 million is adequate. The Company anticipates that $0.8 million of these costs will be paid during the fiscal year ending March 31, 2006, $1.1 million will be paid during the fiscal year ending March 31, 2007 and the remaining $0.3 million will be paid during the fiscal year ending March 31, 2008. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2005 (in thousands):

	03/31/05		09/30/05
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$813	(316)	497
Other costs	77	(30)	47

	$890	(346)	544

During the fiscal years ended March 31, 2005 and 2004, $2.3 million and $1.8 million of these costs were paid, respectively. As of September 30, 2005, the Company believes the restructuring reserve of approximately $0.5 million is adequate. The Company anticipates that $0.3 million of these costs will be paid during the fiscal year ending March 31, 2006 and the remaining $0.2 million will be paid during the fiscal year ending March 31, 2007. These costs will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
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

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2005 (in thousands):

	03/31/05		09/30/05
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$430	(158)	272
During each of the fiscal years ended March 31, 2005 and 2004, $0.7 million of these costs were paid. As of September 30, 2005, the Company believes the restructuring reserve of approximately $0.3 million is adequate. The Company anticipates that approximately $0.2 million of these costs will be paid during the fiscal year ending March 31, 2006 and the remaining $0.1 million will be paid during the fiscal year ending March 31, 2007. These costs will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
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
The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2005 (in thousands):

	03/31/05		09/30/05
	Restructuring		Restructuring
	Reserve		Reserve
	Balance	Activity	Balance
Lease termination costs	$1,524	(248)	1,276

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. During the fiscal years ended March 31, 2005 and March 31, 2004, $0.5 million and $0.9 million of these costs were paid, respectively, and in the fiscal years ended March 31, 2003 and March 31, 2002, $3.4 million of these costs were paid in each year. As of September 30, 2005, the Company believes the restructuring reserve of approximately $1.3 million is adequate. The Company anticipates that approximately $0.2 million of these costs will be paid during the fiscal year ending March 31, 2006, $0.3 million will be paid in each of the fiscal years ending March 31, 2007 and 2008 and $0.2 million will be paid in each of the fiscal years ending March 31, 2009 and 2010 and the remaining $0.1 million will be paid during the fiscal year ending March 31, 2011. These costs will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
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
The Company has two reportable segments: (1) print and (2) premedia services. The print business produces advertising inserts, comics (Sunday newspaper comics, comic insert advertising and comic books) and other publications. The Company’s premedia services business assists customers in the capture, manipulation, storage, transmission and distribution of images. The majority of the premedia services work leads to the production of four-color separations in a format appropriate for use by printers.
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

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Six Months Ended September 30, 2005
Sales	$186,213	27,517	—	213,730

EBITDA	$17,438	6,019	(1,646)	21,811

Depreciation and amortization	(8,509)	(1,352)	—	(9,861)
Interest expense	—	—	(18,563)	(18,563)
Interest income	—	—	63	63
Income tax expense	—	—	(38)	(38)

Net income (loss)	$8,929	4,667	(20,184)	(6,588)

Total assets	$220,261	15,242	15,190	250,693
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$3,799	513	—	4,312

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Six Months Ended September 30, 2004
Sales	$189,648	27,807	—	217,455

EBITDA	$16,886	6,522	(1,559)	21,849

Depreciation and amortization	(10,085)	(1,583)	—	(11,668)
Interest expense	—	—	(16,857)	(16,857)
Income tax benefit	—	—	1,025	1,025

Net income (loss)	$6,801	4,939	(17,391)	(5,651)

Total assets	$240,637	15,643	15,479	271,759
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$2,559	642	—	3,201

Three Months Ended September 30, 2005
Sales	$91,671	13,789	—	105,460

EBITDA	$7,997	3,077	(1,014)	10,060

Depreciation and amortization	(4,227)	(656)	—	(4,883)
Interest expense	—	—	(9,486)	(9,486)
Interest income	—	—	10	10
Income tax benefit	—	—	101	101

Net income (loss)	$3,770	2,421	(10,389)	(4,198)

Total assets	$220,261	15,242	15,190	250,693
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$2,153	218	—	2,371

Three Months Ended September 30, 2004
Sales	$92,447	14,158	—	106,605

EBITDA	$6,943	3,429	(818)	9,554

Depreciation and amortization	(5,004)	(799)	—	(5,803)
Interest expense	—	—	(8,519)	(8,519)
Income tax benefit	—	—	1,305	1,305

Net income (loss)	$1,939	2,630	(8,032)	(3,463)

Total assets	$240,637	15,643	15,479	271,759
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$1,619	341	—	1,960

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
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), “Accounting for Stock-Based Compensation” (“SFAS 123R”). The Company accounts for share-based payments using the fair value based method described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The requirements of SFAS 123R generally are the same as SFAS 123, except that SFAS 123R provides significant additional guidance regarding the valuation of employee stock options. The Company currently uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS 123R on April 1, 2006. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. For the six months ended September 30, 2005 and 2004, as well as for the fiscal year ended March 31, 2005, the Company recognized no operating cash flows for such excess tax deductions. The Company does not anticipate the adoption of SFAS 123R will have a material impact on its condensed consolidated financial statements as a whole.

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

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following table summarizes our results of operations for the three months ended September 30, 2005 (the “2005 Three-Month Period”), the three months ended September 30, 2004 (the “2004 Three-Month Period”), the six months ended September 30, 2005 (the “2005 Six-Month Period”) and the six months ended September 30, 2004 (the “2004 Six-Month Period”):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Sales:
Print	$91,671	92,447	186,213	189,648
Premedia Services	13,789	14,158	27,517	27,807

Total	$105,460	106,605	213,730	217,455

Gross Profit:
Print	$7,751	6,484	16,718	15,600
Premedia Services	4,026	4,140	7,710	7,888
Other	(1)	(1)	(2)	(2)

Total	$11,776	10,623	24,426	23,486

Gross Margin:
Print	8.5%	7.0%	9.0%	8.2%
Premedia Services	29.2%	29.2%	28.0%	28.4%
Total	11.2%	10.0%	11.4%	10.8%

EBITDA:
Print	$7,997	6,943	17,438	16,886
Premedia Services	3,077	3,429	6,019	6,522
Other (a)	(1,014)	(818)	(1,646)	(1,559)

Total	$10,060	9,554	21,811	21,849

EBITDA Margin:
Print	8.7%	7.5%	9.4%	8.9%
Premedia Services	22.3%	24.2%	21.9%	23.5%
Total	9.5%	9.0%	10.2%	10.0%

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

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following table provides a reconciliation (in thousands) of EBITDA to net income (loss):

		Premedia
	Print	Services	Other	Total
Three Months Ended September 30, 2005
EBITDA	$7,997	3,077	(1,014)	10,060

Depreciation and amortization	(4,227)	(656)	—	(4,883)
Interest expense, net	—	—	(9,476)	(9,476)
Income tax benefit	—	—	101	101

Net income (loss)	$3,770	2,421	(10,389)	(4,198)

Three Months Ended September 30, 2004
EBITDA	$6,943	3,429	(818)	9,554

Depreciation and amortization	(5,004)	(799)	—	(5,803)
Interest expense, net	—	—	(8,519)	(8,519)
Income tax benefit	—	—	1,305	1,305

Net income (loss)	$1,939	2,630	(8,032)	(3,463)

Six Months Ended September 30, 2005
EBITDA	$17,438	6,019	(1,646)	21,811

Depreciation and amortization	(8,509)	(1,352)	—	(9,861)
Interest expense, net	—	—	(18,500)	(18,500)
Income tax expense	—	—	(38)	(38)

Net income (loss)	$8,929	4,667	(20,184)	(6,588)

Six Months Ended September 30, 2004
EBITDA	$16,886	6,522	(1,559)	21,849

Depreciation and amortization	(10,085)	(1,583)	—	(11,668)
Interest expense, net	—	—	(16,857)	(16,857)
Income tax benefit	—	—	1,025	1,025

Net income (loss)	$6,801	4,939	(17,391)	(5,651)

Print
Sales. In the 2005 Six-Month Period, print sales decreased $3.4 million to $186.2 million from $189.6 million in the 2004 Six-Month Period. The decrease in the 2005 Six-Month Period includes the continued impact of competitive industry pricing, an increase in the level of customer supplied paper and a decrease in print production volume of 0.3%. These decreases were offset in part by increased paper prices. See “–Value Added Revenue and Print Impressions for the Print Segment” below.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
In the 2005 Three-Month Period, print sales decreased $0.7 million to $91.7 million from $92.4 million in the 2004 Three-Month Period. The decrease in the 2005 Three-Month Period includes the continued impact of competitive industry pricing and an increase in the level of customer supplied paper. These decreases were offset in part by an increase in print production volume of approximately 6% and increased paper prices. See “–Value Added Revenue and Print Impressions for the Print Segment” below.
Gross Profit. In the 2005 Six-Month Period, print gross profit increased $1.1 million to $16.7 million from $15.6 million in the 2004 Six-Month Period. In the 2005 Six-Month Period, print gross margin increased to 9.0% from 8.2% in the 2004 Six-Month Period. The increase in gross profit includes net benefits from productivity improvements and various cost reduction programs at our facilities, offset in part by the impact of competitive pricing pressures. The increase in gross margin includes these items and the impact of increases in the level of customer supplied paper, offset in part by increased paper prices reflected in sales. Our gross margin may not be comparable from period to period because of 1) the impact of changes in paper prices included in sales and 2) changes in the level of customer supplied paper.
In the 2005 Three-Month Period, print gross profit increased $1.3 million to $7.8 million from $6.5 million in the 2004 Three-Month Period. In the 2005 Three-Month Period, print gross margin increased to 8.5% from 7.0% in the 2004 Three-Month Period. The increase in gross profit includes net benefits from productivity improvements and various cost reduction programs at our facilities and the impact of increased print production volume. These increases were offset in part by the impact of competitive pricing pressures. The increase in gross margin includes these items and the impact of increases in the level of customer supplied paper, offset in part by increased paper prices reflected in sales. Our gross margin may not be comparable from period to period because of 1) the impact of changes in paper prices included in sales and 2) changes in the level of customer supplied paper.
Selling, General and Administrative Expenses. In the 2005 Six-Month Period, print selling, general and administrative expenses decreased $1.5 million, or 16.6%, to $7.4 million, or 4.0% of print sales, from $8.9 million, or 4.7% of print sales, in the 2004 Six-Month Period. The decrease in the 2005 Six-Month Period includes benefits associated with numerous ongoing cost containment initiatives in this area.
In the 2005 Three-Month Period, print selling, general and administrative expenses decreased $0.7 million, or 15.7%, to $3.9 million, or 4.2% of print sales, from $4.6 million, or 5.0% of print sales, in the 2004 Three-Month Period. The decrease in the 2005 Three-Month Period includes benefits associated with numerous ongoing cost containment initiatives in this area.
Other Expense (Income). In the 2005 Six-Month Period, print other expense (income) increased to expense of $0.4 million from income of $0.1 million in the 2004 Six-Month Period. This was primarily due to $0.4 million of non-recurring costs related to final closure expenses of the Pittsburg, California print facility, incurred during the 2005 Six-Month Period, which we were unable to accrue as part of restructuring costs in the fiscal year ended March 31, 2005.
In the 2005 Three-Month Period, print other expense (income) increased to expense of $0.1 million from income of $0.1 million in the 2004 Three-Month Period.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, EBITDA for the print business increased to approximately $17.4 million in the 2005 Six-Month Period from $16.9 million in the 2004 Six-Month Period and increased to $8.0 million in the 2005 Three-Month Period from $6.9 million in the 2004 Three-Month Period.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Premedia Services
Sales. In the 2005 Six-Month Period, premedia services’ sales decreased approximately $0.3 million to $27.5 million from $27.8 million in the 2004 Six-Month Period. The decrease in the 2005 Six-Month Period includes the impact of continued competitive pricing pressures in this segment, offset in part by increased premedia production volume.
In the 2005 Three-Month Period, premedia services’ sales decreased approximately $0.4 million to $13.8 million from $14.2 million in the 2004 Three-Month Period. The decrease in the 2005 Three-Month Period includes the impact of continued competitive pricing pressures in this segment, offset in part by increased premedia production volume.
Gross Profit. In the 2005 Six-Month Period, premedia services’ gross profit decreased $0.2 million to $7.7 million from $7.9 million in 2004 Six-Month Period. In the 2005 Six-Month Period, premedia services’ gross margin decreased slightly to 28.0% from 28.4% in the 2004 Six-Month Period. The decreases in gross profit and gross margin include the impact of continued competitive pricing pressures, offset in part by increased premedia production volume and reduced manufacturing costs as a result of various cost containment initiatives.
In the 2005 Three-Month Period, premedia services’ gross profit decreased $0.1 million to $4.0 million from $4.1 million in the 2004 Three-Month Period. This decrease includes the impact of competitive pricing pressures, offset in part by increased premedia production volume and reduced manufacturing costs as a result of various cost containment initiatives. In both the 2005 Three-Month Period and the 2004 Three-Month Period, premedia services’ gross margin was 29.2%.
Selling, General and Administrative Expenses. In the 2005 Six-Month Period, premedia services’ selling, general and administrative expenses decreased $0.1 million, to $2.9 million, or 10.7% of premedia services’ sales, from $3.0 million, or 11.0% of premedia services’ sales in the 2004 Six-Month Period.
In the 2005 Three-Month Period, premedia services’ selling, general and administrative expenses remained relatively unchanged at $1.5 million, or approximately 11% of premedia services’ sales, from the 2004 Three-Month Period.
Other Expense (Income). In the 2005 Six-Month Period, premedia services’ other expense (income) increased to expense of $0.1 million from income of $0.1 million in the 2004 Six-Month Period. In the 2005 Three-Month Period, premedia services’ other expense (income) increased to expense of $0.1 million from income of less than $0.1 million in the 2004 Three-Month Period.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, premedia services’ EBITDA decreased to $6.0 million in the 2005 Six-Month Period from $6.5 million in the 2004 Six-Month Period and decreased to $3.1 million in the 2005 Three-Month Period from $3.4 million in the 2004 Three-Month Period.
Other Operations
Other operations consist primarily of corporate general and administrative expenses. In the 2005 Six-Month Period, EBITDA from other operations remained relatively unchanged at a loss of $1.6 million from the 2004 Six-Month Period. In the 2005 Three-Month Period, EBITDA from other operations increased to an EBITDA loss of $1.0 million from a loss of $0.8 million in the 2004 Three-Month Period.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Interest Expense, Net
In the 2005 Six-Month Period, interest expense, net increased to $18.5 million from $16.9 million in the 2004 Six-Month Period. In the 2005 Three-Month Period, interest expense, net increased to $9.5 million from $8.5 million in the 2004 Three-Month Period. The increases in both the 2005 Six-Month Period and the 2005 Three-Month Period were the result of both higher levels of indebtedness and increased borrowing costs.
Income Taxes
In the 2005 Six-Month Period, income taxes decreased to expense of less than $0.1 million from benefit of $1.0 million in the 2004 Six-Month Period. In the 2005 Three-Month Period, income taxes decreased to benefit of $0.1 million from benefit of $1.3 million in the 2004 Three-Month Period.
Income tax benefit from U.S. losses in the 2005 Six and Three-Month Periods was primarily offset by an increase in the valuation allowance. The income tax benefit recorded in the 2005 Three-Month Period relates primarily to tax benefit in foreign jurisdictions.
The income tax benefit recorded in the 2004 Six-Month Period and in the 2004 Three-Month Period relates primarily to tax benefit in foreign jurisdictions. Income tax benefit from U.S. losses in the 2004 Six and Three-Month Periods was primarily offset by an increase in the valuation allowance.
Net Income (Loss)
As a result of the factors discussed above, our net loss increased to $6.6 million in the 2005 Six-Month Period from a net loss of $5.7 million in the 2004 Six-Month Period and in the 2005 Three-Month Period our net loss increased to $4.2 million from a net loss of $3.5 million in the 2004 Three-Month Period.
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
The 2005 Credit Agreement requires satisfaction of a specified first-lien debt-to-earnings ratio. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. The 2005 Credit Agreement places conditions upon our ability to, among other things:
•	change the nature of our business;

•	pay dividends or make other distributions;

•	make capital expenditures, other investments or acquisitions;

•	enter into transactions with affiliates;

•	dispose of assets or enter into mergers or other business combinations;

•	incur or guarantee additional debt;

•	repay debt or repurchase or redeem equity interests and debt;

•	place restrictions on dividends, distributions or transfers to us or Holdings from our subsidiaries;

•	create or permit to exist certain liens, and

•	pledge assets or engage in sale-leaseback transactions.
As of April 30, 2005, we had approximately $2.8 million of unamortized deferred financing costs associated with the Revolving Credit Facility. These costs will be amortized over the term of the 2005 Credit Agreement in accordance with the guidance set forth in EITF 98-14.
Our primary sources of liquidity are cash provided by operating activities and borrowings under the 2005 Revolving Credit Facility. At September 30, 2005, we had no borrowings outstanding under the 2005 Revolving Credit Facility and letters of credit outstanding of approximately $26.9 million. As a result, we had additional borrowing availability under the 2005 Revolving Credit Facility of approximately $28.1 million. In addition to this borrowing availability, we had overnight cash investments on September 30, 2005 of approximately $3.1 million.
During the quarter ended June 30, 2005, we used proceeds from the 2005 Term Loan Facility to repay borrowings outstanding under the Revolving Credit Facility (of which balance was $16.0 million as of March 31, 2005) and settle certain other obligations. Payments due on existing capital lease obligations during the remainder of our fiscal year ending March 31, 2006 are approximately $1.8 million.
During the 2005 Six-Month Period, we used net borrowings from financing activities of $19.0 million and $7.0 million in proceeds from the sale of fixed assets primarily to fund the following:
•	$15.2 million of operating activities (see our condensed consolidated statements of cash flows appearing elsewhere in this Report),

•	$4.3 million in cash capital expenditures; and

•	$6.4 million to service other indebtedness (including repayment of capital lease obligations of $1.9 million, buyout of capital lease obligations associated with assets sold from the Pittsburg facility of $1.0 million and the payment of deferred financing fees of $3.5 million).

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Our cash-on-hand of approximately $5.9 million, which includes approximately $3.1 million of overnight cash investments, is presented net of outstanding checks within trade accounts payable at September 30, 2005. Accordingly, cash is presented at a balance of $0 million in the September 30, 2005 condensed consolidated balance sheet.
We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements and make capital expenditures. We believe that we have sufficient liquidity to meet our requirements over the next 12 months.
At September 30, 2005, we had total indebtedness of $326.0 million, including borrowings under the 2005 Term Loan Facility of $35.0 million, capital lease obligations of $11.0 million and $280.0 million of our 10% Notes. We have no off-balance sheet financial instruments other than operating leases. We are currently in compliance with the covenant requirements set forth in the 2005 Credit Agreement.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Print segment VAR (in thousands)	$44,257	44,986	89,685	93,607
Print segment impressions (in millions)	2,760	2,605	5,448	5,466
The following table provides a reconciliation of print segment sales to print segment VAR:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In thousands)
Print segment sales	$91,671	92,447	186,213	189,648
Paper, ink and subcontract services	(47,414)	(47,461)	(96,528)	(96,041)

Print segment VAR	$44,257	44,986	89,685	93,607

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
In December 2004, the FASB issued SFAS 123R. We account for share-based payments using the fair value based method described in SFAS 123. The requirements of SFAS 123R generally are the same as SFAS 123, except that SFAS 123R provides significant additional guidance regarding the valuation of employee stock options. We currently use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model upon the required adoption of SFAS 123R on April 1, 2006. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. For the six months ended September 30, 2005 and 2004, as well as for the fiscal year ended March 31, 2005, we recognized no operating cash flows for such excess tax deductions. We do not anticipate the adoption of SFAS 123R will have a material impact on our condensed consolidated financial statements as a whole.
Contractual Obligations
There have been no material changes in our contractual obligations from those disclosed in our Form 10-K for the fiscal year ended March 31, 2005 except for the addition of the 2005 Term Loan Facility (see “–Liquidity and Capital Resources” above).

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
Quantitative Information. At September 30, 2005, we had fixed and variable rate debt (both excluding capital lease obligations) of approximately $280.0 million and $35.0 million, respectively. At March 31, 2005, we had fixed and variable rate debt (both excluding capital lease obligations) of approximately $280.0 million and $16.0 million, respectively. The estimated fair value of our debt instruments, excluding capital lease obligations, at September 30, 2005 was $245.0 million, or $70.0 million less than the carrying value, and at March 31, 2005 was $200.8 million, or $95.2 million less than the carrying value. At our September 30, 2005 and March 31, 2005 borrowing levels, a 1% adverse change in interest rates would result in an approximate $15 million reduction in the fair value of our fixed rate debt and would have resulted in additional annual interest expense and related payments of approximately $0.4 million at September 30, 2005 and approximately $0.2 million at March 31, 2005 on our variable rate debt.
The above market risk discussions are forward-looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.
Item 4. Controls and Procedures.
As of September 30, 2005 an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2005. There have not been any changes in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ACG Holdings, Inc.
American Color Graphics, Inc.

Date: November 8, 2005	By	/s/ Stephen M. Dyott

Stephen M. Dyott
Chairman, President and Chief Executive Officer
(Authorized Officer)

Date: November 8, 2005	By	/s/ Patrick W. Kellick

Patrick W. Kellick
Senior Vice President/Chief Financial Officer
and Assistant Secretary
(Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Page
12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges	33

31.1	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer	34

31.2	Rule 13a – 14(a)/15d-14(a) Certification of Chief Financial Officer	35

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	36