Form 10-K
period 2006-03-31
AMERICAN COLOR GRAPHICS INC; ACG HOLDINGS INC
filed 2006-06-28
CIK 856709, 856710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 33-97090
ACG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1395968 (I.R.S. Employer Identification No.)

100 Winners Circle, Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code	(615) 377-0377
AMERICAN COLOR GRAPHICS, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-1003976 (I.R.S. Employer Identification No.)

100 Winners Circle, Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code	(615) 377-0377
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☑
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
☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☑ No
Aggregate market value of the voting and non-voting common stock of ACG Holdings, Inc. held by non-affiliates: Not applicable.
ACG Holdings, Inc. has 158,205 shares outstanding of its common stock, $.01 Par Value, as of May 31, 2006 (all of which are privately owned and not traded on a public market).
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I
Special Note Regarding Forward Looking Statements
This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our management’s views and assumptions as of the date of this Report regarding future events and operating performance. Statements that are not of historical fact are forward-looking statements and are contained throughout this Report including Items 1, 3, 7 and 7A hereof. Some of the forward-looking statements in this Report can be identified by the use of forward-looking terms such as “believes,” “intends,” “expects,” “may,” “will,” “estimates,” “should,” “could,” “anticipates,” “plans,” or other comparable terms. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond the control of ACG Holdings, Inc. (“Holdings”), together with its wholly-owned subsidiary, American Color Graphics, Inc. (“Graphics”), which could cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.
You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in the forward-looking statements:
•	a failure to achieve expected cost reductions or to execute other key strategies;

•	fluctuations in the cost of paper, ink and other key raw materials used;

•	changes in the advertising and print markets;

•	actions by our competitors, particularly with respect to pricing;

•	the financial condition of our customers;

•	downgrades of our credit ratings;

•	our financial condition and liquidity and our leverage and debt service obligations;

•	the general condition of the United States economy;

•	interest rate and foreign currency exchange rate fluctuations;

•	the level of capital resources required for our operations;

•	changes in the legal and regulatory environment;

•	the demand for our products and services; and

•	other risks and uncertainties, including the matters set forth in this Report generally and those described from time to time in our filings with the Securities and Exchange Commission.
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
ITEM 1. BUSINESS
Overview
We are one of the leading printers of advertising inserts and newspaper products in the United States developed from a business that commenced operations in 1926. We believe our success is a result of the strong and long-standing relationships that we have developed with our customers by providing high quality, on-time and consistent solutions and our network of facilities, which provides distribution efficiencies and short turnaround times. Customers for our print services include approximately 230 national and regional retailers and approximately 155 newspapers.
We are also one of the most technologically advanced providers of premedia services in the United States. Our premedia services segment provides our customers with a complete solution for the preparation and management of materials for printing, including the design, creation and capture; manipulation; storage; transmission and distribution of images.

Advertising Inserts. Our principal focus is on the printing of retail advertising inserts. In the fiscal year ended March 31, 2006 (“Fiscal Year 2006”) retail advertising inserts accounted for 81% of our total print segment sales, in the fiscal year ended March 31, 2005 (“Fiscal Year 2005”), accounted for 83% and in the fiscal year ended March 31, 2004 (“Fiscal Year 2004”), accounted for 86%.
Customers in the advertising insert segment of the print industry, particularly large national accounts, have increasingly demanded more sophisticated distribution capabilities, higher quality and greater flexibility from print service providers. This demand has resulted in the continued consolidation among printers within the industry. Heatset offset has become the dominant technology for printing advertising inserts due to its reliability, high print quality and flexibility. The industry is also experiencing the increasing interest of newspapers to outsource their commercial printing, inserting and product mailings. As a result of these factors, we believe that the key factors for success in the advertising insert segment of the printing industry are price, quality, reliability and proximity to customers’ target markets, as well as strong customer service capabilities that foster lasting relationships.
Premedia Services. Premedia services consist of a number of necessary steps in the production and management of materials for printing, including the design, creation and capture; manipulation; storage; transmission and distribution of images, the majority of which lead to the production of a four-color image in a format appropriate for use by printers.
Unlike the advertising insert segment of the printing industry, the premedia services segment remains highly fragmented, with a large number of service providers and many in-house departments at larger retailers. We believe that premedia services are increasingly becoming a part of the total mix of services that print customers demand and most of our major competitors in the print services segment offer premedia services. We believe that the key factors for success in the premedia services segment are the ability to provide comprehensive services, including both print services and managed premedia services, as well as technology leadership, which enhances customer loyalty and helps establish new print customer relationships.
Competitive Strengths
We believe our continued success, strong customer relationships and leading market position are primarily the result of the following competitive strengths:
Leading Provider of Print Solutions to Our Customers. We believe our success in serving our customers results primarily from the strong relationships that we have developed with them by providing high quality print and premedia services solutions at competitive prices. We take a proactive approach in adapting our offerings to the specific needs of our customers. We also provide our print customers with comprehensive post-press services, such as mailing and freight management. In our premedia services segment, we believe that we are one of a small number of companies that can provide a full range of premedia services and we use those capabilities to primarily support our print sales. We also manage 14 facilities for customers at their offices, which enables us to develop strong and long-standing relationships with them. We believe that our commitment to technology leadership and our ability and willingness to customize and improve our solutions for our customers significantly enhance our ability to develop and maintain lasting relationships.
Strong, Diverse Customer Base. The core of our customer base consists of growing, national companies with whom we have strong, long-standing relationships. We also have a broad customer base consisting of geographically diverse companies in a wide variety of industries. We provide printing services to approximately 155 newspapers and approximately 230 national and regional retailers, including hardware and home improvement retailers such as The Home Depot, electronics and appliance retailers such as Best Buy, general merchandisers such as Wal-Mart, drug store chains such as Walgreens, grocery chains such as Jewel Foods and clothing retailers such as Federated Department Stores. None of these customers represent more than 10% of our sales. In addition, many of our print customers also use our premedia services. Overall, the customers of our premedia services segment are diverse and include large and medium-sized companies in the retail, publishing, catalog and packaging industries.
High Quality Assets and Investments in Technology. We believe that our 43 web heatset offset, nine flexographic and two coldset offset printing presses are generally among the most advanced in the industry. Through our comprehensive maintenance program, we are committed to extending the life and enhancing the reliability of these valuable assets. We also strive to incorporate new technology in our presses as it develops, and to acquire auxiliary equipment when needed, to improve our process controls and print quality, as well as to satisfy customer requirements. For example, our continued investment in pre-press, in-line and post-press technology has enabled us to both strengthen existing and develop new partnerships with our customers. In the premedia services segment, customers are continuously seeking ways to shorten their production cycles and reduce their costs. We believe that our equipment and software are among the most advanced available and position us well to address these requirements. We continuously strive to upgrade our equipment and integrate or develop more advanced software. For example, we offer a variety of solutions which provide our customers with better control of color, increased process control, shorter time to market and lower production costs.
National Scope with Regional Focus. In our print division, we believe our seven printing plants in the United States and one plant in Canada form a broad and efficient production and distribution network. These plants are located within convenient distribution distance of a large number of major cities in the United States. Over the past few years, we have restructured our print operations through specific initiatives which have enhanced our production and distribution network’s flexibility, turnaround times and logistical capabilities, allowing us to better distribute print products in a timely manner. These qualities have been and are instrumental to our continued success in serving our customers, whose demands are increasingly complex. For instance, a number of our national customers routinely use numerous versions of the same advertising insert, which are adapted by region of the country. By coupling the flexibility of our heatset offset presses and our comprehensive logistical capabilities, we have become one of the few printers that can reliably meet the demands of large national and regional accounts. In our premedia services division, we believe that our six stand-alone production facilities allow us to provide strong customer service nationwide. They also provide us with access to highly skilled technical personnel, provide redundancy and extra capacity during peak periods and allow for short turnaround times.
Competitive Cost Structure. We believe that we are one of the lowest cost producers of retail advertising inserts, and we intend to continue to reduce our overall operating costs. In our print business, we have reduced and are continuing to work to reduce the variable and fixed costs of production at our print facilities and our selling, general and administrative expenses. This has been accomplished through benefits related to our prior restructuring programs and disciplined cost containment initiatives. We have also used our economies of scale to reduce the cost of raw materials and enter into long-term agreements with our suppliers. In our premedia services business, we have reduced and are continuing to reduce our operating expenses primarily through the application of certain digital premedia production methodologies, facility consolidation and disciplined cost containment.
Strong Management Team. The six members of our senior management team collectively have approximately 95 years of service with us, and have worked together for us as a team for over twelve years. Our management team maintains a sharp focus on our customers, growth, quality and continued cost reduction, resulting in a strong competitive position and a well-defined strategy for the future.
Our Strategy
We are committed to enhancing the strong and long-standing relationships that we have with our existing customers and to building relationships with new customers by providing high quality, on-time and consistent solutions. As we work to meet our customers’ needs, we are also committed to further reducing our operating costs. More specifically, our strategy consists of:
Growing Print Volumes Profitably through the Strength of our Customer Relationships. A significant number of our major customers are growing companies. We are committed to growing with our existing customers and adding new accounts on a profitable basis. We will continue to focus on providing excellent customer service, high quality print and premedia services solutions and reliable delivery of materials, all of which strengthen our customer relationships. We are also actively pursuing long-term printing and premedia opportunities similar to existing arrangements we have in place with certain of our key customer accounts.
Improving Customer and Service Mix. We expect to continue to adjust the mix of our customers and services within our print segment. We consistently monitor our customer and service mix to optimize profitability and asset utilization. As part of this process, we target customers who have geographic and service needs that match our capabilities. This approach allows us to provide better service to our customers, while generating higher margins. Also as part of this process, we target accounts, such as grocery and drug store chains, that generate weekly, non-seasonal demand for retail advertising insert printing services and enable us to maximize the use of our equipment throughout the year. In our premedia services segment, we continue to pursue large-scale managed service opportunities, where we can work on-site with our customers to prepare materials for press, foster strong long-term relationships and enhance sales of our print solutions. We will continue to focus on high value-added, new business opportunities, particularly projects that utilize the full breadth of the services and technologies we offer.
Continuing to Reduce Costs. We have a disciplined approach to cost reduction that is implemented on a plant-by-plant basis, and we are aggressively working to further reduce costs in our manufacturing operations. Our cost reduction programs include savings resulting from various restructuring initiatives that we put into place over the past few years as well as numerous other specific cost reduction initiatives and efficiency improvements which have been implemented. In our premedia services business, our use of advanced technology and continued cost containment initiatives will enable us to reduce our capital costs and improve our digital premedia workflow, which we expect to further enhance the productivity of our employees and reduce the overall cost structure in this segment. In addition, we are continually working to further reduce our selling, general and administrative expenses.
Expanding our Printing Solutions through Disciplined Capital Expenditures. We are committed to providing our customers with the solutions they need at competitive prices. We will continue to be proactive in adapting our offerings to the specific needs of our customers, but we will do so only through a disciplined program of capital spending. We will expand our production capacity through the careful addition of equipment when opportunities support such an expansion. In our premedia services segment, we believe that investments in new technology have allowed and will continue to allow us to better market our service offerings to existing and new customers, including customers in our print segment who increasingly use shared service offerings.
Print Segment
Our print business, which accounted for approximately 88% of our sales in both Fiscal Year 2006 and 2005 and 89% of our sales in Fiscal Year 2004, produces advertising inserts, comics and other publications.
Advertising Inserts. Retail advertising inserts accounted for 81% of print sales in Fiscal Year 2006, 83% of print sales in Fiscal Year 2005 and 86% of print sales in Fiscal Year 2004. We believe that we are one of the largest printers of retail advertising inserts in the United States. We print retail advertising inserts for approximately 230 retailers throughout the United States. Advertising inserts are preprinted advertisements, generally in color, which display products sold by a particular retailer or manufacturer, usually for a specific sale period. Advertising inserts are used extensively by many different retailers, including discount, department, supermarket, home center, drug and automotive stores. Inserts are an important and cost effective means of advertising for these merchants. Advertising inserts are primarily distributed through insertion in newspapers, but are also distributed by direct mail or in-store by retailers. As a result, advertising inserts are both time sensitive and seasonal.
Comics. Comics accounted for 9% of print sales in Fiscal Year 2006, 10% of print sales in Fiscal Year 2005 and 8% of print sales in Fiscal Year 2004. We believe that we are one of the largest printers of comics in the United States. Comics consist of Sunday newspaper comics, comic insert advertising and comic books. We print Sunday comics for approximately 155 newspapers in the United States and Canada and print a significant share of the annual comic book requirements of Marvel Entertainment Group, Inc.
Other Publications. Other publications, including local newspapers, TV guide listings and other publications and services, accounted for 10% of print sales in Fiscal Year 2006, 7% in Fiscal Year 2005 and 6% in Fiscal Year 2004.
Print Production. Our network of eight print plants in the United States and Canada is strategically well positioned to service our customers, providing us with distribution efficiencies and short turnaround times, two factors that we believe will allow our continuing success in servicing large national and regional accounts. There are primarily three printing processes used to produce advertising inserts and newspaper supplements: offset lithography (heatset and cold), rotogravure and flexography. We principally use heatset offset and flexographic web printing equipment in our print operations. Our printing equipment currently consists of 43 heatset offset presses, two coldset offset presses and nine flexographic presses, 50 of which we own. Most of our advertising inserts, publications and comic books are printed using the offset process, while substantially all of our Sunday newspaper comics and comic advertising inserts are printed using the flexographic process.
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
The flexographic process differs from offset printing in that it utilizes relief image plates and water-based (as opposed to solvent-based) inks. The flexographic image area results from application of ink to the raised image surface on the plate, which is transferred directly to the paper. Once printed, the water-based inks are rapidly dried. Our flexographic printing generally can provide vibrant color reproduction at a lower cost than heatset offset printing. The strengths of flexography compared with the rotogravure and offset processes are faster press set-up times, reduced paper waste, reduced energy use and maintenance costs and environmental advantages due to the use of water-based inks and the use of less paper. Faster press set-up times make the process particularly attractive to commercial customers with shorter runs and extensive product versioning.
In addition to press capacity, certain equipment parameters are critical to competing in the advertising insert market, including cut-off length, folder capabilities and certain in-line and off-line finishing capabilities. Cut-off length is one of the determinants of the size of the printed page. Folder capabilities for advertising inserts must include a wide variety of page sizes, page counts and page layouts. Finally, some advertising inserts require gluing or stitching of the product, adding cards, trimming and numbering. These production activities generally are done in-line with the press to meet the expedited delivery schedules required by many customers. We believe that our mix and configuration of presses and press services allows for efficient tailoring of printing services to customers’ product needs.
In combination with our national account status with the United States Postal Service and our experience in such areas as list services, addressing accuracy and postal service, we are able to offer distribution and mailing services that help to maximize the advertising impact and financial return for our customers.
Premedia Services Segment
Our premedia services business accounted for approximately 12% of our sales in both Fiscal Year 2006 and 2005 and 11% of our Fiscal Year 2004 sales. We believe we are one of the largest full-service providers of premedia services in the United States (based upon revenues) and a technological leader in this industry. Our premedia services business commenced operations in 1975. We provide these services within our print plants, our six stand-alone service locations and through our 14 managed services sites, which are premedia services facilities at a customer location.
We assist customers in the design, creation and capture; manipulation; storage; transmission and distribution of images. The majority of this work leads to the production of a four-color image in a format appropriate for use by printers as well as other forms of media. We make page changes, including type changes, and combine digital page layout information with electronically captured and color-corrected four-color images. From these digital files, proofs, final corrections, and finally, four-color films or digital files are produced for each page. The final four-color films or digital files enable printers to prepare plates for each color resulting in the appearance of full color on the printed page generated. Our revenue from these traditional services is being supplemented by additional revenue sources including digital asset management, managed services, computer-to-plate services, creative services, conventional and digital photography, consulting and training services, multimedia and Internet services, and software and data-base management. We have been a leader in implementing these new technologies, which enables us to reduce unit costs and effectively service the increasingly complex demands of our customers more quickly than many of our competitors. We have also been one of the leaders in the integration of electronic page make-up, desktop computer-based design and layout, and digital cameras into premedia production.
Customers and Distribution
Customers. We sell our print products and services to a large number of customers, primarily retailers and newspapers. All of our products are produced in accordance with customer specifications. We perform approximately 50% of our print work, including the printing of retail advertising inserts, Sunday comics and comic books, under contracts ranging in term from one year to ten years. Many of the contracts automatically extend for one year unless there has been notice to the contrary from either of the contracting parties within a certain number of days before the end of any term. For the balance of our print work, we obtain varying time commitments from our customers ranging from job-to-job to annual allocations.
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

No single customer accounted for sales in excess of 10% of our consolidated sales in Fiscal Year 2006. Our top ten customers accounted for approximately 41% of our consolidated sales in Fiscal Year 2006.
Distribution. We distribute our print products primarily by truck to customer-designated locations (primarily newspapers and customer retail stores) and via mail. Distribution costs are generally paid by the customer and most shipping is by common carrier. Our premedia services business generally distributes its products via electronic transmission, overnight express, or other methods of personal delivery.
Sales and Marketing
Our print and premedia services divisions each have their own highly skilled sales forces that work together to maximize our sales leverage by offering our customers multiple solutions utilizing the products and services of both our print and premedia services segments. Each sales force is trained in the specific requirements of the market it serves to further allow us to maximize our sales success and works closely with our customers to help them successfully market their products.
Our print division employs 28 sales professionals who are divided into three segments, corporate sales, new business sales and newspaper services. These groups all specialize in the retail, newspaper and comic book markets. The premedia services division employs 14 sales professionals who focus in the retail, commercial, publications, catalog and packaging markets.
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
Raw Materials
The primary raw materials used in our print business are paper and ink. We purchase most of our paper, ink and related products under long-term supply contracts. Raw materials used in our premedia services processes include digital media, limited film usage and proofing substrate materials. In both of our business segments, there is an adequate supply of the necessary materials available from multiple vendors. We are not dependent on any single supplier and have had no significant problems in the past obtaining necessary raw materials.
Seasonality
Some of our print and premedia services business is seasonal in nature, particularly those revenues that are derived from advertising inserts. Generally, our sales from advertising inserts are highest during the following advertising periods: the Spring advertising season from March to May, the Back-to-School advertising season from July to August, and the Thanksgiving/Christmas advertising season from October to December. Sales of Sunday newspaper comics are not subject to significant seasonal fluctuations. Our strategy includes and will continue to include the mitigation of the seasonality of our print business by increasing our sales to customers whose own sales are less seasonal, such as food and drug companies, which utilize advertising inserts more frequently.
Backlog
Because our print and premedia services products are required to be delivered soon after final customer orders are received, we do not experience any backlog of unfilled customer orders.

Our Employees
As of May 31, 2006, we had a total of approximately 2,040 employees. Approximately 138 employees are represented by a collective bargaining agreement. We consider our relations with our employees to be excellent.
Governmental and Environmental Regulations
We are subject to regulation under various federal, state and local laws relating to employee safety and health, and to the generation, storage, transportation, disposal and emission into the environment of hazardous substances. We believe that we are in material compliance with such laws and regulations. Although compliance with such laws and regulations in the future is likely to entail additional capital expenditures, we do not anticipate that such expenditures will be material. See “Legal Proceedings — Environmental Matters” appearing elsewhere in this Report.
ITEM 1A. RISK FACTORS
Our consolidated results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this annual report on Form 10-K.
Our substantial indebtedness could have a material adverse effect on our financial health and our ability to obtain financing in the future and to react to changes in our business.
We have a significant amount of debt. Our significant amount of debt could have important consequences for our financial condition. For example, it could:
•	make it more difficult for us to satisfy our obligations under our 10% Senior Second Secured Notes Due 2010 (the “10% Notes”) and to the lenders under our Amended and Restated Credit Agreement with Banc of America Securities, as Sole Lead Arranger, and Bank of America, N.A., as Administrative Agent, and certain lenders (the “2005 Credit Agreement”);

•	increase our vulnerability to general adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings are and will continue to be at variable rates of interest;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures or other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	place us at a disadvantage compared with competitors that have proportionately less debt; and

•	limit our ability to borrow additional funds in the future, if we need them, due to financial and restrictive covenants in our debt.
Despite current indebtedness levels, we may be able to incur additional indebtedness in the future. If new debt is added to our current debt levels, the related risks that we now face would intensify.
In Fiscal Years 2006, 2005, 2004 and 2002, our earnings were insufficient to cover fixed charges. Our ability to make payments on our debt depends on our ability to generate cash in the future.
Our earnings were insufficient to cover fixed charges for the Fiscal Years 2006, 2005, 2004 and 2002 by $17.9 million, $27.4 million, $16.9 million and $2.9 million, respectively. The deficiency of earnings to cover fixed charges is computed by subtracting earnings before fixed charges, income taxes and discontinued operations from fixed charges. Fixed charges consist of interest expense, net amortization of debt issuance expense, and that portion of operating lease rental expense which we deem to be representative of interest.
We can provide no assurances that we will be able to improve our earnings before fixed charges or that we will be able to meet our debt service obligations, including our obligations under the 2005 Credit Agreement and the 10% Notes. If we do not generate sufficient cash flow to meet our debt service obligations, we could face liquidity problems and if we cannot raise alternative financing, we might be required to dispose of material assets or operations to meet our obligations. We can provide no assurances of the timing of any sales or the proceeds that we could obtain from any sales. In addition, borrowings under our 2005 Credit Agreement bear interest at floating rates. At March 31, 2006, we had $35.0 million of borrowings outstanding under our 2005 Credit Agreement. If interest rates rise significantly, our ability to meet our debt service obligations may be adversely affected.

Our ability to generate the significant amount of cash needed to make payments on our debt and to operate our business depends on many factors beyond our control.
Our ability to make payments on our debt and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash and secure financing in the future. This ability, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If our business does not generate sufficient cash flow from operations, and sufficient future borrowings are not available to us under the 2005 Credit Agreement or from other sources of financing, we may not be able to repay our debt, operate our business or fund our other liquidity needs. We can provide no assurances that we will be able to obtain additional financing, particularly because we pledged substantially all our assets as collateral to secure the 2005 Credit Agreement and the 10% Notes, and because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt. If we cannot meet or refinance our obligations when they are due, we may have to sell assets, reduce capital expenditures or take other actions that could have a material adverse effect on us. The proceeds from any sale of assets in all likelihood would have to be applied to the reduction of our first priority secured debt.
The agreements and instruments governing our debt contain restrictions and limitations that could significantly affect our ability to operate our business.
The 2005 Credit Agreement requires satisfaction of a specified first-lien debt-to-earnings ratio. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. These covenants, among other things, restrict our ability and the ability of Holdings to:
•	change the nature of our business;

•	pay dividends or make other distributions;

•	make capital expenditures, other investments or acquisitions;

•	enter into transactions with affiliates;

•	dispose of assets or enter into mergers or other business combinations;

•	incur or guarantee additional debt;

•	repay debt or repurchase or redeem equity interests and debt;

•	place limitations on dividends, distributions or transfers to us or Holdings from our subsidiaries;

•	create or permit to exist certain liens; and

•	pledge assets or engage in sale-leaseback transactions.
These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.
If we are unable to retain key management personnel, our business could be adversely affected.
Our success is dependent to a large degree upon the continued service of key members of our management, particularly Stephen M. Dyott, our Chairman, President and Chief Executive Officer, Patrick W. Kellick, our Chief Financial Officer, Kathleen A. DeKam, our President, Print and Premedia Services, Stuart R. Reeve, our President, New Business Development and Denis S. Longpré, our Executive Vice President of Sales. The loss of any of these key executives could have a material adverse effect on our business, financial condition and results of operations.
We are subject to competitive pressures.
Overall, commercial printing in the United States is a large, highly fragmented, capital-intensive industry. We compete with numerous national, regional and local printers, although there has been significant consolidation in our industry over the last decade. Our largest competitors are Vertis, Inc. and Quebecor World Inc. and, to a lesser degree, R.R. Donnelley & Sons Company. The trend of industry consolidation in recent years can be attributed to:
•	customer preferences for larger printers with a greater range of services;

•	capital requirements; and

•	competitive pricing pressures.

We have experienced significant competitive pricing pressures in recent years as a result of industry over capacity and the aggressive pricing strategies of certain competitors which have negatively impacted our profitability. There continues to be a modest amount of excess capacity in the printing industry. Continued competitive pricing or any future periods of economic downturn could further adversely affect our profitability and overall levels of cash flow.
Our premedia services business competes with numerous premedia services firms on both a national and regional basis. The industry is highly fragmented, primarily consisting of smaller local and regional companies, with only a few national full-service premedia services companies such as American Color, none of which has a significant nationwide market share. We believe that the premedia services sector will continue to be subject to high levels of ongoing technological change and we will need to keep up with such change.
If we do not keep pace with technological changes, we will not be able to maintain our competitive position.
The premedia services business has experienced rapid and substantial changes during the past few years primarily due to advancements in available technology, including the evolution to electronic and digital formats. Many smaller competitors have left the industry as a result of their inability to keep pace with technological advances required to service customer demands. We expect that further changes in technology will affect our premedia services business, and that we will need to adapt to technological advances as they occur. As technology in our business continues to improve and evolve, we will need to maintain our competitive position. If we are unable to respond appropriately to future changes and advancements in premedia technology, our premedia services business will be adversely affected.
Because our business is sensitive to changes in paper prices, our business could be adversely affected if paper prices increase significantly and we are unable to pass through price increases to our customers.
Paper is a key raw material in our operations. Our results of operations and financial condition are affected by the cost of paper, which is determined by constantly changing market forces of supply and demand over which we have no control. If we are unable to pass through price increases to customers or our customers reduce the size of their print advertising programs, significant increases in paper prices could have a material adverse effect on our production volume, profitability and cash flow.
In accordance with industry practice, we attempt to pass through increases in the cost of paper to customers in the costs of our printed products, while decreases in paper costs generally result in lower prices to customers. We can provide no assurances that we will be able to pass through future paper price increases. In addition, increases in the cost of paper, and therefore the cost of printed advertisements, may cause some of our advertising customers to reduce their print advertising programs, which could have a material adverse effect on us.
Increases or decreases in the demand for paper have led to corresponding pricing changes and, in periods of high demand, to limitations on the availability of certain grades of paper, including grades used by us. A loss of the sources of paper supply or a disruption in those sources’ business or their failure to meet our product needs on a timely basis could cause temporary shortages in needed materials which could have a negative effect on our results of operations, including sales and profitability.
Our noncompliance with or liability for cleanup under environmental regulations or efforts to comply with changes to current environmental regulations could adversely affect our business.
We are subject to federal, state and local laws, regulations and ordinances that:
•	govern activities or operations that may adversely affect the environment, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes; and

•	impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances.
Noncompliance with or liability for cleanup under the environmental laws applicable to us could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, changes in environmental laws and regulations, developments in environmental litigation or technological advances could increase the amount of future expenditures and could have a material adverse effect on our results of operations, financial condition and cash flows.

Demand for our services may decrease due to a decline in customers’ or an industry sector’s financial condition or due to an economic downturn.
We can provide no assurances that the demand for our services will continue at current levels. Our customers’ demand for our services may change based on their needs and financial condition. In addition, when economic downturns affect particular clients or industry sectors, demand for advertising and marketing services provided to these clients or industry sectors is often adversely affected. A substantial portion of our revenue is generated from customers in the retail industry. There can be no assurance that economic conditions or the demand for our services will improve or that they will not deteriorate. If there is another period of economic downturn or stagnation, our results of operations may be adversely affected.
Metalmark controls us, and its interests and those of the Morgan Stanley Funds could be in conflict with our interests.
The Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P., and MSCP III 892 Investors, L.P., which we refer to collectively as the Morgan Stanley Funds, own shares of common stock of Holdings constituting 52.3% of the outstanding common stock, and 47.2% of the fully diluted common equity, of Holdings. The general partners of such limited partnerships are wholly-owned subsidiaries of Morgan Stanley. Metalmark Capital LLC (“Metalmark”) is an independent private equity firm established in 2004 by former principals of Morgan Stanley Capital Partners. An affiliate of Metalmark manages Morgan Stanley Capital Partners III, L.P. and MSCP III 892 Investors, L.P. pursuant to a subadvisory agreement. In addition, under such subadvisory arrangement, Morgan Stanley Capital Investors, L.P. and The Morgan Stanley Leveraged Equity Fund II, L.P. are effectively obligated to vote or direct the vote and to dispose or direct the disposition of any of our shares owned directly by them on the same terms and conditions as are determined by Metalmark with respect to shares held by Morgan Stanley Capital Partners III, L.P. and MSCP III 892 Investors, L.P. Three of the directors of Holdings, Messrs. Fry, Hoffman and Chung, are employees of Metalmark. As a result of these relationships, Metalmark may be deemed to control our management and policies. In addition, Metalmark may be deemed to control all matters requiring stockholder approval, including the election of a majority of our directors, the adoption of amendments to our certificate of incorporation, our payment of dividends (subject to restrictions under our debt agreements) and the approval of mergers and sales of all or substantially all our assets. Circumstances could arise under which the interests of Metalmark or the Morgan Stanley Funds could be in conflict with our interests.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We operate in 14 locations in 10 states and Canada. We own seven print plants in the United States and one in Canada. Our premedia services business has six stand-alone production locations, all of which are leased. The premedia services division also operates 14 premedia services facilities on the premises of our customers. In addition, we maintain one small executive office in Connecticut and our headquarters facility in Brentwood, Tennessee, both of which are leased. We believe that our plants and facilities are adequately equipped and maintained for present and planned operations.
ITEM 3. LEGAL PROCEEDINGS
We have been named as a defendant in several legal actions arising from our normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.
Environmental Matters
Graphics, together with over 300 other persons, was designated by the U. S. Environmental Protection Agency as a potentially responsible party, or a PRP, under the Comprehensive Environmental Response Compensation and Liability Act, which we refer to as CERCLA or Superfund, at a solvent recovery operation that closed in 1989. Although liability under CERCLA may be imposed on a joint and several basis and our ultimate liability is not precisely determinable, the PRPs have agreed in writing that Graphics’ share of removal costs is approximately 0.583%; therefore we believe that our share of the anticipated remediation costs at such site will not be material to our business or consolidated financial statements as a whole.
Graphics received written notice, dated May 10, 2004, of its potential liability in connection with the Gibson Environmental Site at 2401 Gibson Street, Bakersfield, California. Gibson Environmental, Inc. operated the (six acre) Site as a storage and treatment facility for used oil and contaminated soil from June 1987 through October 1995. Graphics received the notice and a Settlement Offer from LECG, a consultant representing approximately 60 companies comprising the Gibson Group Trust. We are investigating this matter but we believe our potential liability in connection with this Site will not be material to our business or consolidated financial statements as a whole.
Based upon an analysis of Graphics’ volumetric share of waste contributed to these sites, we maintain a reserve of approximately $0.1 million in connection with these liabilities in our consolidated balance sheet at March 31, 2006. We believe this amount is adequate to cover such liabilities.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
There is no established public market for the common stock of either Holdings or Graphics.
Holders
As of May 31, 2006, there were approximately 100 record holders of Holdings’ common stock. Holdings is the sole shareholder of Graphics’ common stock.
Dividends
There have been no cash dividends declared on any class of common equity for the three most recent fiscal years. See restrictions on Holdings’ ability to pay dividends and Graphics’ ability to transfer funds to Holdings in note 1 to our consolidated financial statements appearing elsewhere in this Report.
Recent Sales of Unregistered Securities
During the third quarter of Fiscal Year 2004, a former officer exercised options to purchase 1,125 shares of Holdings’ common stock for $.01/share. The securities that were sold were exempt from registration on the basis that such officer is an “accredited investor” as defined by the rules of the Securities Act of 1933, as amended.
ITEM 6. SELECTED FINANCIAL DATA
Set forth below is selected financial data for and as of the fiscal years ended March 31, 2006, 2005, 2004, 2003 and 2002. The balance sheet data as of March 31, 2006, 2005, 2004, 2003, 2002 and the statements of operations data for the fiscal years ended March 31, 2006, 2005, 2004, 2003 and 2002 are derived from the audited consolidated financial statements for such periods and at such dates. The selected financial data below, for the fiscal years ended March 31, 2004, 2003 and 2002, also reflects our former digital visual effects business (“Digiscope”) as a discontinued operation.
This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements appearing elsewhere in this Report.

ACG Holdings, Inc.
Selected Financial Data

	Fiscal Year Ended March 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Statements of Operations Data:
Sales	$434,489	449,513	471,102	517,139	539,208
Cost of sales	385,150	403,641	409,321	445,493	460,283

Gross profit	49,339	45,872	61,781	71,646	78,925
Selling, general and administrative expenses	26,792	28,824	32,734	37,614	38,523
Restructuring costs (benefit) and other charges (a)	(1,167)	10,037	8,140	1,722	12,920

Operating income	23,714	7,011	20,907	32,310	27,482
Interest expense, net	37,541	34,050	34,166	28,584	29,806
Loss on early extinguishment of debt (b)	—	—	3,196	—	—
Other expense (c)	4,119	313	489	1,503	624
Income tax expense (benefit) (d)	(3,369)	(1,685)	11,441	1,559	(5,073)

Income (loss) from continuing operations	(14,577)	(25,667)	(28,385)	664	2,125

Discontinued operations: (e)
Loss from operations, net of $0 tax	—	—	12	979	1,403
Loss on disposal, net of $0 tax	—	—	444	—	—

Net income (loss)	$(14,577)	(25,667)	(28,841)	(315)	722

Balance Sheet Data (at end of period):
Working capital deficit	$(15,704)	(10,660)	(15,772)	(29,820)	(865)
Total assets	$231,502	258,898	267,913	278,441	280,513
Long-term debt and capitalized leases, including current installments	$324,284	309,951	298,298	231,757	252,792
Stockholders’ deficit	$(229,732)	(212,740)	(188,775)	(107,699)	(96,020)
Other Data:
Net cash provided (used) by operating activities	$(5,213)	(3,575)	21,163	45,647	38,216
Net cash used by investing activities	$(5,523)	(7,172)	(13,118)	(27,446)	(16,493)
Net cash provided (used) by financing activities	$10,760	10,822	(7,924)	(22,680)	(17,189)
Capital expenditures (including capital lease obligations entered into)	$12,486	6,907	15,966	28,652	24,550
Ratio of earnings to fixed charges (f)	—	—	—	1.07x	—
EBITDA (g)	$39,078	29,749	41,054	54,279	56,654

NOTES TO SELECTED FINANCIAL DATA
(a)	In March 2005, we approved a restructuring plan for our premedia services segment, which was designed to improve operating efficiencies and overall profitability. We recorded $1.5 million of costs under this plan in Fiscal Year 2005. We recorded $(0.3) million of costs for this plan in Fiscal Year 2006.

In March 2005, we approved a restructuring plan for our print segment, to reduce manufacturing costs and improve profitability. We recorded $3.1 million of costs under this plan in Fiscal Year 2005. We recorded $(0.9) million of costs for this plan in Fiscal Year 2006.

In February 2005, we approved a restructuring plan for our print and premedia services segments, to reduce overhead costs and improve operating efficiency and profitability. We recorded $3.8 million of costs under this plan in Fiscal Year 2005. We recorded $(0.4) million of costs for this plan in Fiscal Year 2006.

In January 2004, we approved a restructuring plan for our print and premedia services segments, which was designed to improve operating efficiency and profitability. We recorded $5.7 million of costs under this plan in Fiscal Year 2004. We recorded $(0.1) million and $(0.7) million of costs for this plan in Fiscal Year 2006 and Fiscal Year 2005, respectively.

In July 2003, we implemented a restructuring plan for our print and premedia services segments to further reduce our selling, general and administrative expenses. We recorded $1.8 million of costs under this plan in Fiscal Year 2004.

In the fourth quarter of Fiscal Year 2003, we approved a restructuring plan for our print and premedia services segments, which was designed to improve operating efficiency and profitability. We recorded $1.2 million of costs under this plan in Fiscal Year 2003. We recorded $(0.2) million of costs for this plan in Fiscal Year 2004.

In January 2002, we approved a restructuring plan for our print and premedia services segments, which was designed to improve asset utilization, operating efficiency and profitability. We recorded $8.6 million of costs under this plan in Fiscal Year 2002. We recorded an additional $0.5 million, $0.7 million and $0.4 million of costs for this plan in Fiscal Year 2006, Fiscal Year 2005 and Fiscal Year 2004, respectively.

In addition, we recorded $1.6 million, $0.4 million, $0.5 million and $4.3 million of other charges in our print and premedia services divisions in Fiscal Year 2005, Fiscal Year 2004, Fiscal Year 2003 and Fiscal Year 2002, respectively. See note 15 to our consolidated financial statements appearing elsewhere in this Report for further discussion of this restructuring activity.

(b)	As part of a refinancing transaction entered into on July 3, 2003, we recorded a loss related to the early extinguishment of debt of $3.2 million, net of zero taxes. This loss related to the write-off of deferred financing costs associated with the old bank credit agreement and the 12 3/4% Senior Subordinated Notes Due 2005 (the “12 3/4% Notes”).

(c)	In the fourth quarter of the fiscal year ended March 31, 2006, we concluded that certain non-production information technology assets of the print segment were fully impaired as a result of our periodic assessment. This impairment resulted in a charge of $2.8 million. The impairment charge is classified within other, net in the consolidated statement of operations for the fiscal year ended March 31, 2006.

(d)	In Fiscal Year 2006, income tax benefit relates primarily to an adjustment recorded in the third quarter of $3.6 million to reflect the tax benefit associated with a change in estimate with respect to our income tax liability, net of tax expense related to taxable income in foreign jurisdictions. The valuation allowance increased by $7.1 million in Fiscal Year 2006 as a result of changes in the deferred tax items. This increase primarily includes a $6.1 million increase related to the tax effect of temporary differences generating deferred tax assets and an increase of $1.0 million related to the tax effect of the increase in the minimum pension liability, which is a component of other comprehensive loss.

In Fiscal Year 2005, income tax benefit relates primarily to tax benefit from losses in foreign jurisdictions and to an adjustment recorded in the third quarter of $0.4 million to reflect the tax benefit associated with a change in estimate with respect to our income tax liability. The valuation allowance increased by $9.6 million in Fiscal year

2005 as a result of changes in the deferred tax items. This increase included a $9.6 million increase related to the tax effect of temporary differences generating deferred tax assets, net of a decrease of $0.4 million related to the tax effect of the decrease in the minimum pension liability, which is a component of other comprehensive loss.
In the second quarter of Fiscal Year 2004, the valuation allowance for deferred tax assets was increased by $12.8 million, resulting in a corresponding debit to deferred income tax expense. This adjustment reflected a change in circumstances which resulted in a judgment that, based on the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) that restrict our ability to consider forecasts of future income, a corresponding amount of deferred tax assets may not be realized. The change in circumstances arose from our assessment of the economic climate, particularly the continuance of competitive pricing pressures in our industry, and the expected increase in annual interest costs arising from the issuance of our 10% Senior Second Secured Notes Due 2010 (the “10% Notes”) in July 2003 that provided negative evidence about our ability to realize certain deferred tax assets. We will reverse our valuation allowance into income when and to the extent sufficient evidence arises to support the realization of the related deferred tax assets. The valuation allowance increased by $18.4 million in Fiscal Year 2004 as a result of changes in the deferred tax items. This increase primarily included the $12.8 million increase discussed above and a $5.6 million increase related to the tax effect of temporary differences generating deferred tax assets, which is net of a decrease of $1.3 million related to the tax effect of the decrease in the minimum pension liability, a component of other comprehensive loss. In the third quarter of Fiscal Year 2004, we recorded an adjustment of $2.2 million to reflect the tax benefit associated with a change in estimate with respect to our income tax liability.

The valuation allowance increased by $3.5 million in the fiscal year ended March 31, 2003 (“Fiscal Year 2003”) as a result of changes in the deferred tax items. This increase is primarily due to a $5.0 million increase related to the tax effect of the minimum pension liability, which is a component of other comprehensive income (loss), partially offset by a decrease in other temporary differences generating deferred tax assets.

In the fourth quarter of the fiscal year ended March 31, 2002 (“Fiscal Year 2002”), the valuation allowance for deferred tax assets was reduced by $5.5 million, resulting in a corresponding credit to deferred income tax expense. This adjustment reflected a change in circumstances which resulted in a judgment that a corresponding amount of our deferred tax assets would be realized in future years. The valuation allowance decreased by $0.1 million during Fiscal Year 2002 as a result of changes in the deferred tax items. This decrease primarily included the $5.5 million decrease discussed above and a $4.2 million increase related to the tax effect of the minimum pension liability, which is a component of other comprehensive income (loss).

(e)	In June 2003, we made a strategic decision to sell the operations of our digital visual effects business, Digiscope, for a de minimis amount. This resulted in a net loss of approximately $0.4 million in the quarter ended June 30, 2003, which is net of zero income tax benefit. As a result of this sale, Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operations are segregated in our consolidated financial statements. Sales, cost of sales and selling, general and administrative expenses attributable to Digiscope for Fiscal Years 2003 and 2002 have been reclassified and presented within discontinued operations. Sales attributable to Digiscope for Fiscal Year 2004 were $0.8 million and for Fiscal Years 2003 and 2002 were $3.2 million in each year.

(f)	The ratio of earnings to fixed charges is calculated by dividing earnings (representing consolidated pretax income or loss from continuing operations) before fixed charges by fixed charges. Fixed charges consist of interest expense, net amortization of debt issuance expense, and that portion of operating lease rental expense which we deem to be representative of interest. The deficiency in earnings to cover fixed charges is computed by subtracting earnings before fixed charges, income taxes and discontinued operations from fixed charges. The deficiency in earnings required to cover fixed charges for Fiscal Years 2006, 2005, 2004 and 2002 was $17.9 million, $27.4 million, $16.9 million and $2.9 million, respectively.

(g)	We have included EBITDA because we believe that investors regard EBITDA as a key measure of a leveraged company’s operating performance as it removes interest, taxes, depreciation and amortization from the operational results of our business. EBITDA is defined as earnings before net interest expense, income tax expense (benefit), depreciation and amortization. EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss) (or any other measure of performance under U.S. generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Our calculation of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. Certain covenants in our debt agreements are based on EBITDA, subject to certain adjustments. The following table provides a reconciliation of EBITDA to net income (loss):

	Fiscal Year Ended March 31,
	2006	2005	2004	2003	2002
	(In thousands)
EBITDA	$39,078	29,749	41,054	54,279	56,654

Depreciation and amortization	(19,483)	(23,051)	(24,288)	(24,451)	(31,199)
Interest expense, net	(37,541)	(34,050)	(34,166)	(28,584)	(29,806)
Income tax (expense) benefit	3,369	1,685	(11,441)	(1,559)	5,073

Net income (loss)	$(14,577)	(25,667)	(28,841)	(315)	722

The following items are included in the determination of EBITDA and net income (loss) above:

	Fiscal Year Ended March 31,
	2006	2005	2004	2003	2002
	(In thousands)
Restructuring costs (benefit)	$(1,167)	8,369	7,768	1,191	8,638
Other charges	—	1,668	372	531	4,282
Loss on early extinguishment of debt	—	—	3,196	—	—
Loss from discontinued operations	—	—	456	979	1,403
Impairment of assets	2,830	—	—	750	—

Total	$1,663	10,037	11,792	3,451	14,323

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The most important drivers of our results of operations are:
•	the relationships we have developed with key long-term customers and the capital we have devoted to those relationships;

•	the balance between capacity and demand in our industry sector; and

•	our experienced management team’s clear focus on servicing the retail advertising insert and newspaper markets.
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
We have experienced significant competitive pricing pressures over the past several years as a result of a weak retail market, continuing excess industry capacity and the aggressive pricing strategies of certain competitors. We continue to be committed, however, to providing comprehensive solutions at competitive prices. We believe that we are one of the lowest cost producers of retail advertising inserts, and we intend to continue to reduce our overall operating costs. In our print business, we continue to be successful in reducing our overall manufacturing cost base through benefits related to our prior restructuring programs and ongoing disciplined cost containment initiatives. Overall productivity and efficiency levels at our print facilities continue to improve. In our premedia services business, we have reduced and are continuing to reduce manufacturing costs primarily through the benefits related to our prior restructuring programs and the continuance of cost containment initiatives and through the application of certain digital premedia production methodologies and technological leadership. See “–Recent Performance” and “–Our Restructuring and Cost Reduction Initiatives” below.
We are one of the leading printers of retail advertising inserts in the United States. In Fiscal Year 2006, retail advertising inserts accounted for 81% of our total print segment sales and in Fiscal Years 2005 and 2004 accounted for 83% and 86% of our total print segment sales, respectively. The focus and attention of our entire management team is dedicated to serving the retail advertising insert market. We have made, and will continue to make, disciplined strategic capital investments to enable us to maintain our position as a leader in the retail advertising insert market.
In addition to the drivers discussed above, the cost of raw materials used in our print business, which are primarily paper and ink, affects our results of operations. The cost of paper is a principal factor in our overall pricing to our customers. As a result, the level of paper costs and the proportion of paper supplied by our customers have a significant impact on our reported sales. During Fiscal Year 2004, paper prices fluctuated and ended at levels which were higher on average than the prior year. Paper prices generally increased throughout Fiscal Year 2005 and 2006. In accordance with industry practice, we generally pass through increases in the cost of paper to customers in the cost of printed products, while decreases in paper costs generally result in lower prices to customers.
Variances in gross profit margin are impacted by product and customer mix and are also affected by changes in sales resulting from changes in paper prices and changes in the level of customer supplied paper. Our gross margin may not be comparable from period to period because of the impact of changes in paper prices included in sales and changes in the levels of customer supplied paper.

A portion of our print and premedia services business is seasonal in nature, particularly those revenues that are derived from retail advertising inserts. Generally, our sales from retail advertising inserts are highest during the following advertising periods: the Spring advertising season from March to May, the Back-to-School advertising season from July to August, and the Thanksgiving/Christmas advertising season from October to December. Sales of Sunday newspaper comics are not subject to significant seasonal fluctuations. Our strategy includes, and will continue to include, the mitigation of the seasonality of our print business by increasing our sales to customers whose own sales are less seasonal, such as food and drug companies, which utilize retail advertising inserts more frequently.
Recent Performance
During Fiscal Year 2006, we continued to operate in a very competitive market environment. Our profitability was negatively impacted by the competitive pricing environment in both the print and premedia segments. Our print production volume for the full year decreased approximately 1% from Fiscal Year 2005 levels. As a result of aggressive competitive bidding and continued weak pricing due to a modest amount of excess industry capacity, we anticipate that we will continue to operate in a very competitive pricing environment in the fiscal year ending March 31, 2007 (“Fiscal Year 2007”).
We continue to be extremely focused on improved productivity and disciplined cost management. During Fiscal Year 2006, we have been able to offset the negative impact of the competitive pricing environment through benefits related to prior restructuring initiatives and the continuance of other cost reduction and productivity improvement programs across our print and premedia operations as well as reductions in our selling, general and administrative expense categories (see “–Our Restructuring Results and Cost Reduction Initiatives” below). We anticipate continued improvements in our cost structure during Fiscal Year 2007.
In April 2005, we executed a plan resulting in the sale of our print facility located in Pittsburg, California for an aggregate selling price of approximately $8.1 million (including $0.1 million of miscellaneous closing and settlement costs). See note 4 to our consolidated financial statements appearing elsewhere in this Report. This action has improved our profitability and liquidity. This facility was closed in March 2005 as a result of an approved restructuring plan (see “–Our Restructuring Results and Cost Reduction Initiatives” below).
In May 2005, we further improved our overall liquidity position through the execution of an amended and restated credit agreement with Banc of America Securities, as Sole Lead Arranger, and Bank of America N.A., as Administrative Agent, and certain lenders, which resulted in the refinancing of our $70 million senior secured revolving credit facility with a new $90 million credit facility (see “–Liquidity and Capital Resources” below and note 7 to our consolidated financial statements found elsewhere in this Report).
Our Restructuring Results and Cost Reduction Initiatives
We have successfully implemented significant cost reductions annually over the past several years. In the fourth quarter of Fiscal Year 2002, we approved a restructuring plan that was designed to improve asset utilization to achieve new levels of operating efficiencies and greater profitability for our print and premedia services segments. The key initiatives under this restructuring plan included:
•	closing our Hanover, Pennsylvania print facility and our West Palm Beach, Florida premedia services facility;

•	downsizing our Buffalo, New York premedia services facility; and

•	eliminating certain administrative positions.
These actions resulted in the elimination of 189 positions within our Company.
A large portion of work performed at the closed and downsized facilities, as well as the equipment removed from those facilities, was reallocated to our other print and premedia services facilities. These restructuring initiatives allowed us to improve our overall asset utilization. Profitability was improved as a result of the reduction in overhead costs while we continued to service our print customers and many of premedia services customers from the closed and downsized facilities at our other print and premedia services facilities.
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
In January 2004, we approved a restructuring plan for the print and premedia services segments that was designed to improve operating efficiency and profitability. This plan included a consolidation of capacity and the related downsizing of our print facility in Stevensville, Ontario, a reduction of personnel in other print and premedia facilities and the elimination of certain selling and administrative positions. These actions included the elimination of 208 positions within our Company.
In the quarter ended March 31, 2005, we approved three restructuring programs which resulted in (1) reduced headcount in the manufacturing and the selling and administrative areas, (2) the closure and sale of the Pittsburg, California print facility and (3) the consolidation of our two premedia services facilities in New York, New York. These combined programs resulted in the elimination of 206 positions within our Company. Through these initiatives we have continued our discipline and ongoing commitment to maintain the most competitive and efficient cost structure possible.
In summary, our restructuring initiatives since January 2002 have resulted in the elimination of approximately 637 positions within our Company, the closure of two print facilities and two premedia services facilities, the downsizing of one print facility and one premedia services facility and the consolidation of two premedia services facilities. As a result of these actions, we recognized restructuring expenses of $8.4 million, $7.7 million, $1.2 million and $8.6 million in Fiscal Years 2005, 2004, 2003 and 2002, respectively. In Fiscal Years 2005, 2004, 2003 and 2002, we also recorded other charges associated with these programs of $1.6 million, $0.4 million, $0.5 million and $4.3 million, respectively. In Fiscal Year 2006, we recognized net reversals of excess restructuring costs accrued in prior periods of $1.2 million. We expect to make cash payments of approximately $2.5 million of the accrued restructuring costs during Fiscal Year 2007, $0.7 million during the fiscal year ending March 31, 2008 (“Fiscal Year 2008”), approximately $0.5 million, in the fiscal year ending March 31, 2009 (“Fiscal Year 2009”) and $0.4 million in total for years subsequent to Fiscal Year 2009 associated with these programs. See note 15 to our consolidated financial statements appearing elsewhere in this Report.
In addition to benefits related to the above restructuring programs, we have also been successful in continuing to improve our efficiencies and reducing our overall costs through ongoing productivity and income improvement initiatives at our operating facilities. We have also been successful in reducing our selling, general and administrative cost structure.
The following table summarizes the expense (income) recorded relating to the restructuring and other charges incurred in association with our restructuring plans by segment for the three most recent fiscal years (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year	Three Year
	2004	2005	2006	Total
Fiscal Year 2002 Plan Costs

Restructuring costs:
Severance & other employee costs — Print	$120	(29)	—	91
Severance & other employee costs — Premedia	(19)	—	—	(19)
Lease termination costs — Print	584	739	465	1,788
Lease termination costs — Premedia	(235)	—	—	(235)
Other costs — Print	(24)	—	—	(24)
Other costs — Premedia	(20)	—	—	(20)

Total restructuring costs	406	710	465	1,581

	Fiscal Year	Fiscal Year	Fiscal Year	Three Year
	2004	2005	2006	Total
Fiscal Year 2003 Plan Costs

Restructuring costs:
Severance & other employee costs — Print	(242)	—	—	(242)
Severance & other employee costs — Premedia	(87)	(5)	—	(92)
Lease termination costs — Premedia	(7)	—	—	(7)
Other costs — Premedia	164	(11)	—	153

Total restructuring benefit	(172)	(16)	—	(188)

July 2003 Plan Costs

Restructuring costs:
Severance & other employee costs — Print	1,479	12	—	1,491
Severance & other employee costs — Premedia	287	(12)	—	275

Total restructuring costs	1,766	—	—	1,766

January 2004 Plan Costs

Restructuring costs:
Severance & other employee costs — Print	4,692	(234)	(117)	4,341
Severance & other employee costs — Premedia	498	(107)	(66)	325
Lease termination costs — Print	117	(3)	—	114
Other costs — Print	386	(275)	117	228
Other costs — Premedia	75	(75)	—	—

Total restructuring costs (benefit)	5,768	(694)	(66)	5,008

Other charges:
Asset impairment charge — Print	372	—	—	372

Total other charges	372	—	—	372

Fiscal Year 2005 Plant and SG&A Reduction Plan Costs

Restructuring costs:
Severance & other employee costs — Print	—	3,044	(263)	2,781
Severance & other employee costs — Premedia	—	458	—	458
Other costs — Print	—	200	(124)	76
Other costs — Premedia	—	50	—	50

Total restructuring costs (benefit)	—	3,752	(387)	3,365

Fiscal Year 2005 Pittsburg Facility Closure Plan Costs

Restructuring costs:
Severance & other employee costs — Print	—	2,293	(812)	1,481
Lease termination costs — Print	—	803	(117)	686
Other costs — Print	—	40	—	40

Total restructuring costs (benefit)	—	3,136	(929)	2,207

Other charges:
Asset impairment charge — Print	—	1,266	—	1,266

Total other charges	—	1,266	—	1,266

	Fiscal Year	Fiscal Year	Fiscal Year	Three Year
	2004	2005	2006	Total
Fiscal Year 2005 New York Premedia Consolidation Plan Costs

Restructuring costs:
Severance & other employee costs — Premedia	—	195	(40)	155
Lease termination costs — Premedia	—	1,271	(207)	1,064
Other costs — Premedia	—	15	(3)	12

Total restructuring costs (benefit)	—	1,481	(250)	1,231

Other charges:
Asset impairment charge — Premedia	—	402	—	402

Total other charges	—	402	—	402

Total restructuring costs (benefit)	7,768	8,369	(1,167)	14,970
Total other charges	372	1,668	—	2,040

Total restructuring costs (benefit) and other charges	$8,140	10,037	(1,167)	17,010

The following table summarizes our historical results of continuing operations for Fiscal Years 2006, 2005 and 2004.

	Fiscal Year Ended March 31,
	2006	2005	2004
	(Dollars in thousands)
Sales
Print	$380,648	393,922	418,004
Premedia Services	53,841	55,591	53,098

Total	$434,489	449,513	471,102

Gross Profit
Print	$34,205	30,575	47,537
Premedia Services	15,134	15,293	14,239
Other	—	4	5

Total	$49,339	45,872	61,781

Gross Margin
Print	9.0%	7.8%	11.4%
Premedia Services	28.1%	27.5%	26.8%
Total	11.4%	10.2%	13.1%

	Fiscal Year Ended March 31,
	2006	2005	2004
	(Dollars in thousands)
EBITDA
Print (a)	$31,571	22,997	38,789
Premedia Services (a)	11,070	10,059	9,564
Other (b)	(3,563)	(3,307)	(7,299)

Total	$39,078	29,749	41,054

EBITDA Margin
Print	8.3%	5.8%	9.3%
Premedia Services	20.6%	18.1%	18.0%
Total	9.0%	6.6%	8.7%

(a)	EBITDA for the print and premedia services segments in Fiscal Year 2006 includes the impact of restructuring benefit of ($0.9) million and ($0.3) million, respectively, and for the print segment also includes a non-cash asset impairment charge of $2.8 million. EBITDA for the print and premedia services segments in Fiscal Year 2005 includes the impact of restructuring costs and other charges of $7.8 million and $2.2 million, respectively. In Fiscal Year 2004, EBITDA for the print and premedia services segments includes the impact of restructuring costs and other charges of $7.5 million and $0.6 million, respectively. For additional information about our restructuring plan, see “ — Our Restructuring Results and Cost Reduction Initiatives” above.

(b)	Other operations include corporate general and administrative expenses, as well as revenues and expenses in Fiscal Year 2004 associated with our former digital visual effects business, Digiscope. Digiscope was sold on June 5, 2003. The EBITDA loss of Digiscope included in the EBITDA table above for Fiscal Year 2004 was ($0.4) million. In addition, other operations includes the write-off of deferred financing costs related to a refinancing transaction entered into on July 3, 2003 of $3.2 million in Fiscal Year 2004.

EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company’s operating performance as it removes interest, taxes, depreciation and amortization from the operational results of our business. “EBITDA” is defined as earnings before net interest expense, income tax expense (benefit), depreciation and amortization. “EBITDA Margin” is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss) (or any other measure of performance under U.S. generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the indenture governing the 10% Notes and the 2005 Credit Agreement are based on, or include EBITDA, subject to certain adjustments. The following table provides reconciliation (in thousands) of EBITDA to net income (loss):

		Premedia
	Print	Services	Other	Total
Fiscal Year 2006
EBITDA	$31,571	11,070	(3,563)	39,078

Depreciation and amortization	(16,767)	(2,716)	—	(19,483)
Interest expense, net	—	—	(37,541)	(37,541)
Income tax benefit	—	—	3,369	3,369

Net income (loss)	$14,804	8,354	(37,735)	(14,577)

Fiscal Year 2005
EBITDA	$22,997	10,059	(3,307)	29,749

Depreciation and amortization	(19,867)	(3,184)	—	(23,051)
Interest expense, net	—	—	(34,050)	(34,050)
Income tax benefit	—	—	1,685	1,685

Net income (loss)	$3,130	6,875	(35,672)	(25,667)

Fiscal Year 2004
EBITDA	$38,789	9,564	(7,299)	41,054

Depreciation and amortization	(20,733)	(3,529)	(26)	(24,288)
Interest expense, net	—	—	(34,166)	(34,166)
Income tax expense	—	—	(11,441)	(11,441)

Net income (loss)	$18,056	6,035	(52,932)	(28,841)

Historical Results of Operations
Fiscal Year 2006 vs. Fiscal Year 2005
Total sales decreased 3.3% to $434.5 million in Fiscal Year 2006 from $449.5 million in Fiscal Year 2005. This decrease reflected a decrease in print sales of $13.2 million, or 3.4%, and a decrease in premedia services’ sales of $1.8 million, or 3.1%. Total gross profit increased to $49.3 million, or 11.4% of sales, in Fiscal Year 2006 from $45.9 million, or 10.2% of sales, in Fiscal Year 2005. EBITDA increased to $39.1 million, or 9.0% of sales, in Fiscal Year 2006 from $29.7 million, or 6.6% of sales, in Fiscal Year 2005. See the discussion of these changes by segment below.
Print
Sales. Print sales decreased $13.2 million to $380.7 million in Fiscal Year 2006 from $393.9 million in Fiscal Year 2005. The decrease in Fiscal Year 2006 includes the continued impact of competitive industry pricing, an increase in the level of customer supplied paper and a slight decrease in print production volume of approximately 1%. These decreases were offset in part by the impact of increased paper prices. See “ — Value Added Revenue and Print Impressions for the Print Segment” below.
Gross Profit. Print gross profit increased $3.6 million to $34.2 million in Fiscal Year 2006 from $30.6 million in Fiscal Year 2005. Print gross margin increased to 9.0% in Fiscal Year 2006 from 7.8% in Fiscal Year 2005. The increase in gross profit includes net benefits from productivity improvements and various cost reduction programs at our facilities. These increases were offset in part by the impact of competitive pricing pressures and increased utility costs. The increase in gross margin includes these items and the impact of increases in the level of customer supplied paper, offset in part by increased paper prices reflected in sales. Our gross margin may not be comparable from period to period because of 1) the impact of changes in paper prices included in sales and 2) changes in the level of customer supplied paper.
Selling, General and Administrative Expenses. Print selling, general and administrative expenses decreased $2.9 million to $16.6 million, or 4.4% of print sales, in Fiscal Year 2006, from $19.5 million, or 5.0% of print sales, in Fiscal Year 2005. This decrease includes net benefits associated with numerous specific cost containment initiatives in this area.
Restructuring Costs (Benefit) and Other Charges. Restructuring costs (benefit) and other charges decreased $8.7 million to $(0.9) million in Fiscal Year 2006 from $7.8 million in Fiscal Year 2005. See “ — Our Restructuring Results and Cost Reduction Initiatives” above.
Other Expense (Income). Other expense (income) increased $3.6 million to expense of $3.7 million in Fiscal Year 2006 from expense of $0.1 million in Fiscal Year 2005. This increase included $2.8 million of non-cash asset impairment charges related to certain non-production information technology assets as a result of our periodic assessment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and $0.4 million of non-recurring costs related to the closure of our Pittsburg, California print facility, incurred in Fiscal Year 2006, which we were unable to accrue as part of restructuring costs in Fiscal Year 2005.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, EBITDA for the print business increased $8.6 million to $31.6 million in Fiscal Year 2006 from $23.0 million in Fiscal Year 2005.
Premedia Services
Sales. Premedia services’ sales decreased $1.8 million to $53.8 million in Fiscal Year 2006 from $55.6 million in Fiscal Year 2005. The decrease in Fiscal Year 2006 includes the impact of continued competitive pricing pressures in this segment and reductions in certain service requirements related to one major customer. These decreases were offset in part by increased premedia production volume.
Gross Profit. Premedia services’ gross profit decreased $0.2 million to $15.1 million in Fiscal Year 2006 from $15.3 million in Fiscal Year 2005. The decrease in gross profit includes the impact of reduced sales, discussed above, offset in part by reduced manufacturing costs as a result of various cost containment initiatives. Premedia services’ gross margin increased slightly to 28.1% in Fiscal Year 2006 from 27.5% in Fiscal Year 2005.

Selling, General and Administrative Expenses. Premedia services’ selling, general and administrative expenses increased $0.5 million to $6.7 million, or 12.4% of premedia services’ sales in Fiscal Year 2006, from $6.2 million, or 11.2% of premedia services’ sales in Fiscal Year 2005. This increase includes the impact of increased employee related costs in the administrative areas, offset in part by reductions in selling expenses.
Restructuring Costs (Benefit) and Other Charges. Restructuring costs (benefit) and other charges decreased $2.5 million to ($0.3) million in Fiscal Year 2006 from $2.2 million in Fiscal Year 2005. See “—Our Restructuring Results and Cost Reduction Initiatives” above.
Other Expense (Income). Other expense (income) increased to expense of $0.4 million in Fiscal Year 2006 from income of less than $0.1 million in Fiscal Year 2005. This was primarily due to net losses on the sale of fixed assets.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, premedia services’ EBITDA increased $1.1 million to $11.1 million in Fiscal Year 2006 from $10.0 million in Fiscal Year 2005.
Other Operations
Other operations consist primarily of corporate general and administrative expenses. In Fiscal Year 2006, EBITDA for other operations increased to a loss of $3.6 million from a loss of $3.3 million in Fiscal Year 2005. This change includes the impact of increases in certain employee related expenses during Fiscal Year 2006.
Interest Expense
In Fiscal Year 2006, interest expense increased to $37.6 million from $34.1 million in Fiscal Year 2005. The increase in Fiscal Year 2006 is the result of both higher levels of indebtedness and increased borrowing costs. See note 7 to our consolidated financial statements appearing elsewhere in this Report.
Income Taxes
In Fiscal Year 2006, tax benefit improved to a benefit of $3.4 million from benefit of $1.7 million in Fiscal Year 2005. This increase was primarily due to a Fiscal Year 2006 adjustment of $3.6 million recorded to reflect a change in estimate with respect to our income tax liability, net of tax expense in foreign jurisdictions. The Fiscal Year 2005 benefit primarily reflects the tax benefit from losses in foreign jurisdictions and a benefit of $0.4 million relating to a change in estimate with respect to our income tax liability. The change in estimate adjustments arose from events that changed our probability assessment (as discussed in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”) regarding the likelihood that certain contingent income tax items would become actual future liabilities.
Net Loss
As a result of the factors discussed above, our net loss improved to $14.6 million in Fiscal Year 2006 from a net loss of $25.7 million in Fiscal Year 2005. Included in the Fiscal Year 2006 and 2005 net losses were restructuring costs (benefit) and other charges of ($1.2) million and $10.0 million, respectively. In addition, the Fiscal Year 2006 net loss includes a $2.8 million non-cash asset impairment charge and non-recurring costs of $0.4 million related to the closure of our Pittsburg, California print facility.
Minimum Pension Liability
In compliance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), we increased our minimum pension liability to approximately $21.6 million in Fiscal Year 2006 from approximately $19.2 million in Fiscal Year 2005. This increase includes the net impact of plan activity including contributions to our plans, benefit payments, investment market returns, plan expenses and a reduction in our discount rate from 6.25% to 6.0%. This liability represents the amount by which the accumulated benefit obligation exceeds the fair value of the plan assets at March 31, 2006 and March 31, 2005. The recording of this liability had no impact on our consolidated statements of operations for Fiscal Years 2006 and 2005, but was recorded as a component of other comprehensive loss in our consolidated statements of stockholders’ deficit at March 31, 2006 and March 31, 2005.

Fiscal Year 2005 vs. Fiscal Year 2004
Total sales decreased 4.6% to $449.5 million in Fiscal Year 2005 from $471.1 million in Fiscal Year 2004. This decrease reflected a decrease in print sales of $24.1 million, or 5.8%, offset in part by an increase in premedia services’ sales of $2.5 million, or 4.7%. Total gross profit decreased to $45.9 million, or 10.2% of sales, in Fiscal Year 2005 from $61.8 million, or 13.1% of sales, in Fiscal Year 2004. EBITDA decreased to $29.7 million, or 6.6% of sales, in Fiscal Year 2005 from $41.1 million, or 8.7% of sales, in Fiscal Year 2004. See the discussion of these changes by segment below.
Print
Sales. Print sales decreased $24.1 million to $393.9 million in Fiscal Year 2005 from $418.0 million in Fiscal Year 2004. The decrease in Fiscal Year 2005 includes a decrease in print production volume of approximately 13% and the impact of continued competitive pricing pressures. The volume decline was largely attributable to certain share losses associated with the aggressive pricing strategies of certain competitors. These decreases were offset in part by the impact of increased paper prices and a decrease in customer supplied paper. See “—Value Added Revenue and Print Impressions for the Print Segment” below.
Gross Profit. Print gross profit decreased $16.9 million to $30.6 million in Fiscal Year 2005 from $47.5 million in Fiscal Year 2004. Print gross margin decreased to 7.8% in Fiscal Year 2005 from 11.4% in Fiscal Year 2004. The decrease in gross profit includes the impact of reduced print production volume and continued competitive pricing pressures. These decreases were offset in part by net benefits from productivity improvements and various cost reduction programs at our facilities. The decrease in gross margin includes these items, coupled with the impact of increased paper prices and decreased levels of customer supplied paper reflected in sales. Our gross margin may not be comparable from period to period because of 1) the impact of changes in paper prices included in sales and 2) changes in the level of customer supplied paper.
Selling, General and Administrative Expenses. Print selling, general and administrative expenses decreased $2.3 million to $19.5 million, or 5.0% of print sales, in Fiscal Year 2005, from $21.8 million, or 5.2% of print sales, in Fiscal Year 2004. This decrease includes benefits related to various cost containment initiatives and the impact of the change in our estimates related to the allowance for doubtful accounts.
Restructuring Costs (Benefit) and Other Charges. Restructuring costs and other charges increased $0.3 million to $7.8 million in Fiscal Year 2005 from $7.5 million in Fiscal Year 2004. See “—Our Restructuring Results and Cost Reduction Initiatives” above.
Other Expense (Income). Other expense (income) decreased to expense of $0.1 million in Fiscal Year 2005 from expense of $0.2 million in Fiscal Year 2004.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, EBITDA for the print business decreased $15.8 million to $23.0 million in Fiscal Year 2005 from $38.8 million in Fiscal Year 2004.
Premedia Services
Sales. Premedia services’ sales increased $2.5 million to $55.6 million in Fiscal Year 2005 from $53.1 million in Fiscal Year 2004. These results are attributable primarily to increases in our premedia production volume, including increases in our premedia packaging business. These increases were offset in part by continued competitive pricing pressures in this segment.
Gross Profit. Premedia services’ gross profit increased $1.1 million to $15.3 million in Fiscal Year 2005 from $14.2 million in Fiscal Year 2004. Premedia services’ gross margin increased to 27.5% in Fiscal Year 2005 from 26.8% in Fiscal Year 2004. The increases in gross profit and gross margin reflect increased premedia production volume and the impact of continued cost containment initiatives.
Selling, General and Administrative Expenses. Premedia services’ selling, general and administrative expenses decreased $1.3 million to $6.2 million, or 11.2% of premedia services’ sales in Fiscal Year 2005, from $7.5 million, or 14.0% of premedia services’ sales in Fiscal Year 2004. This decrease includes reductions in both the selling and administrative areas due to our ongoing cost containment initiatives.

Restructuring Costs (Benefit) and Other Charges. Restructuring costs and other charges increased $1.6 million to $2.2 million in Fiscal Year 2005 from $0.6 million in Fiscal Year 2004. See “—Our Restructuring Results and Cost Reduction Initiatives” above.
Other Expense (Income). Other expense (income) improved to income of less than $0.1 million in Fiscal Year 2005 from expense of $0.1 million in Fiscal Year 2004.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, premedia services’ EBITDA increased $0.4 million to $10.0 million in Fiscal Year 2005 from $9.6 million in Fiscal Year 2004.
Other Operations
Other operations consist primarily of corporate general and administrative expenses. In Fiscal Year 2005, EBITDA for other operations improved to a loss of $3.3 million from a loss of $7.3 million in Fiscal Year 2004. This change is primarily related to a $3.2 million loss on early extinguishment of debt related to the write-off of deferred financing costs associated with our old bank credit agreement and the 12 3/4% Notes (redeemed on August 3, 2003) and a $0.4 million loss related to the discontinued operations of Digiscope in Fiscal Year 2004. The improvement also includes the impact of reductions in certain employee related expenses during Fiscal Year 2005 as a result of our ongoing cost containment initiatives.
Interest Expense
In Fiscal Year 2005, interest expense decreased slightly to $34.1 million from $34.2 million in Fiscal Year 2004. This decrease includes $1.7 million of incremental interest expense included in Fiscal Year 2004 related to the 30-day call provision associated with the 12 3/4% Notes, offset in part by higher overall levels of indebtedness. See note 7 to our consolidated financial statements appearing elsewhere in this Report.
Income Taxes
In Fiscal Year 2005, tax expense improved to a benefit of $1.7 million from expense of $11.4 million in Fiscal Year 2004. This improvement was primarily due to a Fiscal Year 2004 adjustment to the valuation allowance of $12.8 million, which resulted in a corresponding debit to deferred income tax expense, which was partially offset by a Fiscal Year 2004 adjustment of $2.2 million recorded to reflect a change in estimate with respect to our income tax liability. The Fiscal Year 2005 benefit primarily reflects the tax benefit from losses in foreign jurisdictions and a benefit of $0.4 million to reflect a change in estimate with respect to our income tax liability. The Fiscal Year 2004 adjustment to the valuation allowance of $12.8 million reflected a change in circumstances which resulted in a judgment that, based on the provisions of SFAS 109 that restrict our ability to consider forecasts of future income, a corresponding amount of deferred tax assets may not be realized. The change in circumstances arose from our assessment of the economic climate, particularly the continuance of competitive pricing pressures in our industry, and the expected increase in annual interest costs arising from the issuance of our 10% Notes in July 2003 that provided negative evidence about our ability to realize certain deferred tax assets. We will reverse our valuation allowance into income when and to the extent sufficient positive evidence arises to support the realization of the related deferred tax assets.
Discontinued Operations
In June 2003, we sold the operations of Digiscope for a de minimis amount. This resulted in a net loss of approximately $0.4 million in the quarter ended June 30, 2003, which is net of zero income tax benefit. As a result of this sale, Digiscope has been accounted for as a discontinued operation. Sales attributable to Digiscope for Fiscal Year 2004 were $0.8 million.
Net Loss
As a result of the factors discussed above, our net loss improved to $25.7 million in Fiscal Year 2005 from $28.8 million in Fiscal Year 2004. Included in the Fiscal Year 2005 net loss were restructuring costs and other charges of $10.0 million. Included in the Fiscal Year 2004 net loss were the following charges which aggregate $24.1 million: (1) $8.1 million of restructuring costs and other charges, (2) net non-cash deferred tax expense of $10.6 million associated with changes in estimates related to our income tax accounts, (3) refinancing related expenses of $4.9 million including the loss on early extinguishment of debt and incremental interest related to the 30-day call provision associated with the 12 3/4% Notes and (4) discontinued operations losses of $0.5 million.

Minimum Pension Liability
In compliance with SFAS 87, we decreased our minimum pension liability to approximately $19.2 million in Fiscal Year 2005 from approximately $20.2 million in Fiscal Year 2004. This decrease includes the net impact of plan activity including contributions to our plans, benefit payments and investment market returns, offset in part by pension payments to plan participants, plan expenses and a reduction in our discount rate from 6.5% to 6.25%. This liability represents the amount by which the accumulated benefit obligation exceeds the fair value of the plan assets at March 31, 2005 and March 31, 2004. The recording of this liability had no impact on our consolidated statements of operations for Fiscal Years 2005 and 2004, but was recorded as a component of other comprehensive loss in our consolidated statements of stockholders’ deficit at March 31, 2005 and March 31, 2004.
Liquidity and Capital Resources
On May 5, 2005, we entered into an Amended and Restated Credit Agreement with Banc of America Securities, as Sole Lead Arranger, and Bank of America, N.A., as Administrative Agent, and certain lenders (the “2005 Credit Agreement”) which resulted in the refinancing of our $70 million senior secured revolving credit facility, maturing on July 3, 2008, with a syndicate of lenders (the “Revolving Credit Facility”) and significantly improved our liquidity position. The 2005 Credit Agreement is a $90 million secured facility comprised of:
•	a $55 million revolving credit facility ($40 million of which may be used for letters of credit), which is not subject to a borrowing base limitation, maturing on December 15, 2009 (the “2005 Revolving Credit Facility”); and

•	a $35 million non-amortizing term loan facility maturing on December 15, 2009 (the “2005 Term Loan Facility”).
Interest on borrowings under the 2005 Credit Agreement is floating, based upon existing market rates, plus agreed upon margin levels. In addition, Graphics is obligated to pay specified commitment and letter of credit fees.
Borrowings under the 2005 Term Loan Facility must be repaid in full on the facility’s maturity date of December 15, 2009. Graphics is also required to prepay the 2005 Term Loan Facility and the 2005 Revolving Credit Facility under certain circumstances with excess cash flows and proceeds from certain sales of assets, equity and incurrence of indebtedness.
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
The 2005 Credit Agreement requires satisfaction of a specified first-lien debt-to-earnings ratio. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. The 2005 Credit Agreement places conditions upon our ability to, among other things:
•	change the nature of our business;

•	pay dividends or make other distributions;

•	make capital expenditures, other investments or acquisitions;

•	enter into transactions with affiliates;

•	dispose of assets or enter into mergers or other business combinations;

•	incur or guarantee additional debt;

•	repay debt or repurchase or redeem equity interests and debt;

•	place restrictions on dividends, distributions or transfers to us or Holdings from our subsidiaries;

•	create or permit to exist certain liens; and

•	pledge assets or engage in sale-leaseback transactions.
As of April 30, 2005, we had approximately $2.8 million of unamortized deferred financing costs associated with the Revolving Credit Facility. These costs are being amortized over the term of the 2005 Credit Agreement in accordance with the guidance set forth in Emerging Issues Task Force Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangement” (“EITF 98-14”).
Our primary sources of liquidity are cash provided by operating activities and borrowings under the 2005 Revolving Credit Facility. At March 31, 2006, we had no borrowings outstanding under the 2005 Revolving Credit Facility and had letters of credit outstanding of approximately $25.4 million. As a result, we had additional borrowing availability of approximately

$29.6 million under this facility. In addition to this borrowing availability, we had liquid overnight cash investments on March 31, 2006 of approximately $5.1 million. Scheduled repayments of existing capital lease obligations during Fiscal Year 2007 are approximately $3.7 million.
During the quarter ended June 30, 2005, we used proceeds from the 2005 Term Loan Facility to repay borrowings outstanding under the Revolving Credit Facility (of which the balance was $16.0 million as of March 31, 2005) and settle certain other obligations.
During the Fiscal Year 2006, we used net borrowings from bank financing activities of $19.0 million and $7.2 million in proceeds from the sale of fixed assets primarily to fund the following:
•	$5.2 million of cash used by operating activities (see our Consolidated Statements of Cash Flows appearing elsewhere in this Report);

•	$12.5 million in cash capital expenditures; and

•	$8.3 million to service other indebtedness (including capital lease obligations of $4.7 million and deferred financing fees of $3.6 million).
Our cash on hand of approximately $6.7 million (including $5.1 million of liquid overnight cash investments) is presented net of outstanding checks within trade accounts payable at March 31, 2006. Accordingly, cash is presented at a balance of $0 million in the March 31, 2006 consolidated balance sheet.
At March 31, 2006, we had total indebtedness of $324.3 million, including borrowings under the 2005 Term Loan Facility of $35.0 million, $280.0 million of our 10% Notes and capital lease obligations of $9.3 million. The estimated fair value of our 10% Notes was $197.4 million, or $82.6 million less than the carrying value. We have no off-balance sheet financial instruments other than operating leases. We are currently in compliance with the covenant requirements set forth in the 2005 Credit Agreement.
We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements and make capital expenditures. We believe that we have sufficient liquidity to meet our requirements over the next 12 months. We will, however, continue to be challenged by difficult industry conditions.
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
Value Added Revenue and Print Impressions for the Print Segment
We have included value-added revenue (“VAR”) information to provide a better understanding of sales activity within our print segment. VAR is a non-GAAP measure and is defined as sales less the cost of paper, ink and subcontract services. We generally pass the costs of paper, ink and subcontract services through to our customers. We have also included print impressions because we use this as an internal measure of production throughput. Although we believe print impressions to be indicative of overall production volume, total impressions may not be fully comparable period to period due to (1) differences in the type, performance and width of press equipment utilized and (2) product mix produced.

	Fiscal Year Ended March 31,
	2006	2005	2004
Print segment VAR (in thousands)	$181,364	188,422	214,675
Print impressions (in millions)	11,207	11,279	12,920

The following table provides a reconciliation of print segment sales to print segment VAR:

	Fiscal Year Ended March 31,
	2006	2005	2004
	(Dollars in thousands)
Print segment sales	$380,648	393,922	418,004
Paper, ink and subcontract services	(199,284)	(205,500)	(203,329)

Print segment VAR	$181,364	188,422	214,675

Impact of Inflation
In accordance with industry practice, we generally pass through increases in our costs, primarily paper and ink, to customers in the cost of printed products, while decreases in paper costs generally result in lower prices to our customers. During Fiscal Year 2004 paper prices fluctuated and ended at levels which were higher on average than the prior year. Paper prices generally increased throughout Fiscal Year 2005 and 2006. We expect that, as a result of our strong relationships with key suppliers, our material costs will remain competitive within the industry.
Seasonality
Some of our print and premedia services business is seasonal in nature, particularly those revenues that are derived from advertising inserts. Generally, our sales from advertising inserts are highest during the following advertising periods: the Spring advertising season from March to May, the Back-to-School advertising season from July to August, and the Thanksgiving/Christmas advertising season from October to December. Sales of Sunday newspaper comics are not subject to significant seasonal fluctuations. Our strategy includes, and will continue to include, the mitigation of the seasonality of our print business by increasing our sales to customers whose own sales are less seasonal, such as food and drug companies, which utilize advertising inserts more frequently.
Environmental
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future period revenue generation are expensed. Environmental liabilities are recorded when assessments or remedial efforts are probable and the related costs can be reasonably estimated. We believe that environmental liabilities, currently and in the prior periods discussed herein, are not material. We maintain a reserve of approximately $0.1 million in our consolidated balance sheet at March 31, 2006, which we believe to be adequate. See “Business — Legal Proceedings — Environmental Matters” appearing elsewhere in this Report. We do not anticipate receiving insurance proceeds related to this liability or potential settlement. Our management does not expect that any identified matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial statements as a whole.
New Accounting Pronouncements
In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was later revised in December 2003, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Historically, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46, as revised and interpreted, changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after December 31, 2003 and to existing entities created before December 31, 2003 in the first fiscal year beginning after December 15, 2004. We have no variable interest entities created after December 31, 2003. The adoption of FIN 46 as of April 1, 2005 for variable interest entities created before December 31, 2003 has had no effect on our consolidated financial statements as a whole.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), “Accounting for Stock-Based Compensation (“SFAS 123R”). We account for share-based payments using the fair value based method described in SFAS 123. The requirements of SFAS 123R generally are the same as SFAS 123, except that SFAS 123R provides significant additional guidance regarding the valuation of employee stock options. We currently use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model upon the required adoption of SFAS 123R on April 1, 2006. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. For the fiscal years ended March 31, 2006, 2005 and 2004, we recognized no operating cash flows for such excess tax deductions. We do not anticipate the adoption of SFAS 123R will have a material impact on our consolidated financial statements as a whole.
Critical Accounting Policies
Our consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Valuations based on estimates are reviewed for reasonableness on a consistent basis throughout our Company. Actual results may differ from these estimates under different assumptions or conditions. See note 1 to our consolidated financial statements appearing elsewhere in this Report for a description of all of the Company’s accounting policies.
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
Allowance for Doubtful Accounts
We continuously monitor collections and payments from our customers. Allowances for doubtful accounts are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. We estimate losses resulting from the inability of our customers to make required payments. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts balance was approximately $1.3 million and $1.8 million at March 31, 2006 and 2005, respectively.
Restructuring
During Fiscal Years 2005 and 2004, we established restructuring reserves for our print and premedia services segments. These reserves, for severance and other exit costs, required the use of estimates, which management reviews periodically for reasonableness and records changes as necessary. As a result of management’s periodic assessment, these reserves were reduced in Fiscal Year 2006 based on annual activity and certain changes in our estimates. Though management believes these reserves accurately reflect the costs of these plans currently, actual results may be different.
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
Deferred Taxes
We estimate our actual current tax expense, together with our temporary differences resulting from differing treatment of items, such as fixed assets, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income or the reversal of existing taxable temporary differences and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At March 31, 2006, we had a valuation allowance of $61.9 million established against our deferred tax assets. We considered changes in the allowance when calculating the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As a result of changing circumstances, we may be required to record changes to the valuation allowance against our deferred tax assets in the future.
Contractual Obligations and Commercial Commitments
The following table gives information about our existing material commitments under our indebtedness and contractual obligations at March 31, 2006, which are net of imputed interest:

	Payments Due By Period
Contractual Obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(Dollars in thousands)
Long-term debt	$315,000	—	—	315,000	—
Interest payments on fixed rate debt	126,000	28,000	56,000	42,000	—
Capitalized lease obligations	9,284	3,731	5,349	204	—
Operating lease obligations	10,560	3,308	4,575	2,531	146
Pension obligations (a)	5,759	5,759	—	—	—

Total contractual cash obligations	$466,603	40,798	65,924	359,735	146

(a)	Although we expect to make contributions to our pension plan in future years, those amounts cannot be estimated at this time. See note 10 to our consolidated financial statements appearing elsewhere in this Report.
In the fiscal year ended March 31, 1998, we entered into multi-year contracts to purchase a portion of our raw materials to be used in our normal operations. In connection with such purchase agreements, pricing for a portion of our raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases while purchase quantity levels are variable based upon certain contractual requirements and conditions. We are deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved and the related inventory is sold. The amount deferred at March 31, 2006 is $45.6 million and is included within Other liabilities in our consolidated balance sheet. At March 31, 2006, we had no other significant contingent commitments. The following table gives information about our other commercial commitments:

		Commitment Due By Period
Other Commercial
Commitments	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(Dollars in thousands)
Standby letters of credit	$25,357	20,381	500	106	4,370
The standby letters of credit generally serve as collateral and a substantial portion are renewable quarterly pursuant to the terms of certain long-term arrangements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative Information. At March 31, 2006, we had fixed rate and variable rate debt (both excluding capitalized lease obligations) approximating $280.0 million and $35.0 million, respectively. At March 31, 2005, we had fixed rate and variable rate debt (both excluding capitalized lease obligations) approximating $280.0 million and $16.0 million, respectively. The estimated fair value of our debt instruments excluding capital lease obligations, at March 31, 2006 was $232.4 million, or $82.6 million less than the carrying value. The estimated fair value of our debt instruments, excluding capital lease obligations, at March 31, 2005 was $200.8 million, or $95.2 million less than the carrying value. At our March 31, 2006 and 2005 borrowing levels, a 1% adverse change in interest rates would result in an approximate $15 million reduction in the fair value of our fixed rate debt and would have resulted in additional annual interest expense and related payments of approximately $0.4 million at March 31, 2006 and approximately $0.2 million at March 31, 2005 on our variable rate debt.

Qualitative Information. In the ordinary course of business, our exposure to market risks is limited as discussed below. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates. Currently, we do not utilize derivative financial instruments such as forward exchange contracts, future contracts, options and swap agreements to mitigate such exposures.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page No.
The following consolidated financial statements of ACG Holdings, Inc. are included in this Report:

Report of Independent Registered Public Accounting Firm	35
Consolidated Balance Sheets — March 31, 2006 and 2005	36
For the Years Ended March 31, 2006, 2005 and 2004:
Consolidated Statements of Operations	38
Consolidated Statements of Stockholders’ Deficit	39
Consolidated Statements of Cash Flows	40
Notes to Consolidated Financial Statements	42

The following consolidated financial statement schedules of ACG Holdings, Inc. are included in Part IV, Item 15:

I. Condensed Financial Information:
Condensed Consolidated Financial Statements (parent company only)
for the years ended March 31, 2006, 2005 and 2004, and as of March 31, 2006 and 2005

II. Valuation and qualifying accounts
All other schedules specified under Regulation S-X for ACG Holdings, Inc. have been omitted because they are either not applicable, not required, or because the information required is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
Board of Directors
ACG Holdings, Inc.
We have audited the accompanying consolidated balance sheets of ACG Holdings, Inc. as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three fiscal years in the period ended March 31, 2006. Our audits also included the related financial statement schedules. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACG Holdings, Inc. at March 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ Ernst & Young LLP
Nashville, Tennessee
June 16, 2006

ACG HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands)

	March 31,
	2006	2005
Assets
Current assets:
Cash	$—	—

Receivables:
Trade accounts, less allowance for doubtful accounts of $1,275 and $1,783 at March 31, 2006 and 2005, respectively	41,080	46,992
Income tax receivable	—	78
Other	3,463	3,420

Total receivables	44,543	50,490
Inventories	7,714	10,447
Deferred income taxes	1,409	2,235
Prepaid expenses and other current assets	4,733	5,192
Assets held for sale	—	8,112

Total current assets	58,399	76,476
Property, plant and equipment:
Land and improvements	3,058	2,990
Buildings and improvements	28,332	27,280
Machinery and equipment	212,904	215,463
Furniture and fixtures	13,007	12,722
Leased assets under capital leases	23,119	23,309
Equipment installations in process	6,850	5,331

	287,270	287,095
Less accumulated depreciation	(199,504)	(189,626)

Net property, plant and equipment	87,766	97,469
Excess of cost over net assets acquired	66,548	66,548
Other assets	18,789	18,405

Total assets	$231,502	258,898

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Consolidated Balance Sheets
(Dollars in thousands, except par values)

	March 31,
	2006	2005
Liabilities and Stockholders’ Deficit
Current liabilities:
Current installments of capitalized leases	$3,731	3,631
Obligations under capital leases held for sale	—	1,036
Trade accounts payable	33,845	40,365
Accrued expenses	36,367	42,104
Income tax payable	160	—

Total current liabilities	74,103	87,136
Long-term debt and capitalized leases, excluding current installments	320,553	305,284
Deferred income taxes	3,866	8,148
Other liabilities	62,712	71,070

Total liabilities	461,234	471,638
Commitments and contingencies
Stockholders’ deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 158,205 and 160,067 shares issued and outstanding at March 31, 2006 and 2005, respectively	2	2
Additional paid-in capital	2,038	2,203
Accumulated deficit	(209,760)	(195,183)
Other accumulated comprehensive loss, net of tax	(22,012)	(19,762)

Total stockholders’ deficit	(229,732)	(212,740)

Total liabilities and stockholders’ deficit	$231,502	258,898

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Consolidated Statements of Operations
(In thousands)

	Year ended March 31,
	2006	2005	2004
Sales	$434,489	449,513	471,102
Cost of sales	385,150	403,641	409,321

Gross profit	49,339	45,872	61,781
Selling, general and administrative expenses	26,792	28,824	32,734
Restructuring costs (benefit) and other charges	(1,167)	10,037	8,140

Operating income	23,714	7,011	20,907

Other expense (income):
Interest expense	37,624	34,087	34,175
Interest income	(83)	(37)	(9)
Loss on early extinguishment of debt	—	—	3,196
Other, net	4,119	313	489

Total other expense	41,660	34,363	37,851

Loss from continuing operations before income taxes	(17,946)	(27,352)	(16,944)

Income tax expense (benefit)	(3,369)	(1,685)	11,441

Loss from continuing operations	(14,577)	(25,667)	(28,385)
Discontinued operations:
Loss from operations, net of $0 tax	—	—	12
Loss on disposal, net of $0 tax	—	—	444

Net loss	$(14,577)	(25,667)	(28,841)

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Consolidated Statements of Stockholders’ Deficit
(In thousands)

				Other
	Voting	Additional		accumulated
	common	paid-in	Accumulated	comprehensive
	stock	capital	deficit	income (loss)	Total
Balances, March 31, 2003	$2	58,816	(140,655)	(25,862)	$(107,699)

Net loss	—	—	(28,841)	—	(28,841)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	—	—	—	1,295	1,295
Change in minimum pension liability	—	—	—	3,203	3,203

Comprehensive loss					(24,343)
Repurchase of preferred stock	—	(56,942)	—	—	(56,942)
Executive stock compensation	—	229	—	—	229
Purchase of treasury stock	—	—	(20)	—	(20)

Balances, March 31, 2004	$2	2,103	(169,516)	(21,364)	$(188,775)

Net loss	—	—	(25,667)	—	(25,667)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	—	—	—	593	593
Change in minimum pension liability	—	—	—	1,009	1,009

Comprehensive loss					(24,065)
Executive stock compensation	—	100	—	—	100

Balances, March 31, 2005	$2	2,203	(195,183)	(19,762)	$(212,740)

Net loss	—	—	(14,577)	—	(14,577)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	—	—	—	183	183
Change in minimum pension liability	—	—	—	(2,433)	(2,433)

Comprehensive loss					(16,827)
Executive stock compensation	—	(165)	—	—	(165)

Balances, March 31, 2006	$2	2,038	(209,760)	(22,012)	$(229,732)

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended March 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(14,577)	(25,667)	(28,841)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Other charges — non-cash (note 15)	—	1,668	328
Loss on early extinguishment of debt — non-cash	—	—	3,196
Depreciation	19,130	22,594	23,587
Depreciation related to discontinued operations	—	—	26
Amortization of other assets	353	457	675
Amortization of deferred financing costs	3,001	2,487	2,191
Loss (gain) on disposals of property, plant and equipment	312	(75)	93
Impairment of asset	2,830	—	—
Deferred income tax expense (benefit)	(3,632)	(824)	10,534
Discontinued operations, net of tax	—	—	873

Changes in assets and liabilities, net of effects of discontinued operations:
Decrease (increase) in receivables	6,061	(5,395)	6,777
Decrease (increase) in current income taxes receivable	78	(78)	233
Decrease (increase) in inventories	2,759	(1,968)	1,765
Increase (decrease) in trade accounts payable	(6,611)	10,440	(9,626)
Increase (decrease) in accrued expenses	(6,679)	385	10,146
Increase (decrease) in current income taxes payable	160	(9)	9
Decrease in other liabilities	(9,880)	(6,312)	(82)
Other	1,482	(1,278)	(721)

Total adjustments	9,364	22,092	50,004

Net cash provided (used) by operating activities	(5,213)	(3,575)	21,163

ACG HOLDINGS, INC.
Consolidated Statements of Cash Flows — Continued
(In thousands)

	Year ended March 31,
	2006	2005	2004
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,486)	(6,876)	(13,096)
Proceeds from sale of property, plant and equipment held for sale (note 4)	6,877	—	—
Proceeds from other sales of property, plant and equipment	283	176	24
Other	(197)	(472)	(46)

Net cash used by investing activities	(5,523)	(7,172)	(13,118)

Cash flows from financing activities:
Net increase (decrease) in revolver borrowings	(16,000)	16,000	—
Net increase (decrease) in long-term debt, net	35,000	—	(39,185)
Repayment of 12 3/4% senior subordinated notes	—	—	(170,055)
Proceeds from issuance of 10% senior second secured notes	—	—	280,000
Deferred financing costs paid	(3,573)	(800)	(14,633)
Repayment of capital lease obligations	(4,667)	(4,378)	(7,089)
Repurchase and retirement of preferred stock and cancellation of preferred stock options	—	—	(56,942)
Purchase of treasury stock	—	—	(20)

Net cash provided (used) by financing activities	10,760	10,822	(7,924)

Effect of exchange rates on cash	(24)	(75)	(121)

Change in cash	—	—	—

Cash:
Beginning of period	—	—	—

End of period	$—	—	—

Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$33,863	31,480	27,668
Income taxes, net of refunds	$15	(887)	509
Non-cash investing activities:
Assets purchased under capital lease obligations	$—	31	2,870
See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
(1)	Summary of Significant Accounting Policies

ACG Holdings, Inc. (“Holdings”) has no operations or significant assets other than its investment in American Color Graphics, Inc. (“Graphics”), (collectively the “Company”). Holdings is dependent upon distributions from Graphics to fund its obligations. However, Graphics’ ability to pay dividends or lend to Holdings was restricted under the terms of its debt agreements at March 31, 2006. See note 7 below for further discussion of the 2005 Credit Agreement and the 10% Notes (as defined herein). The 2005 Revolving Credit Facility (as defined herein) is secured by substantially all of the assets of Graphics. Holdings has guaranteed Graphics’ indebtedness under the 2005 Credit Agreement which guarantee is secured by a pledge of all of Graphics’ and Graphics’ subsidiaries’ stock. The 10% Notes are fully and unconditionally guaranteed on a senior basis by Holdings, and by all future domestic subsidiaries of Graphics.

The two business segments of the commercial printing industry in which the Company operates are (i) print and (ii) premedia services.

The Company continues to operate in a challenging business environment due to, among other factors, excess industry capacity, significant competition, and rising raw material and production costs. Such challenges have contributed to three straight years of net losses and cash used in operating activities for the past two fiscal years. While management has prepared analyses indicating that the Company’s forecasted results of operations for the fiscal year ending March 31, 2007 will allow it to remain in compliance with debt covenants and maintain sufficient liquidity to meet its operating requirements for the twelve month period subsequent to March 31, 2006, such analyses contain certain estimates and assumptions deemed reasonable by management that could differ from actual results. Management believes that the Company will continue to be challenged by difficult industry conditions.

Significant accounting policies are as follows:
(a)	Basis of Presentation

The consolidated financial statements include the accounts of Holdings and all greater than 50%-owned subsidiaries, which are consolidated under United States generally accepted accounting principles.

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

Premedia services revenues are recognized as services are performed. Delivery of electronic files, films, proofs and plates generally occurs upon completion of the production process. Services are performed to unique customer specifications and are not returnable.

Credits relating to specification variances and other customer adjustments have historically not been significant for either the print or premedia services business segments.

(c)	Cash and Cash Equivalents

The Company uses available cash balances on hand and borrowings under its 2005 Revolving Credit Facility (defined herein), to fund operating disbursements and, to the extent applicable, invest in overnight cash investments. Cash on hand of approximately $6.7 million (including $5.1 million of

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
liquid overnight cash investments) and $2.5 million at March 31, 2006 and 2005 respectively, is presented net of outstanding checks, which resulted in a reclassification of $10.4 million and $15.5 million at March 31, 2006 and 2005 respectively, to trade accounts payable in the consolidated balance sheets. The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

(d)	Trade Accounts Receivable

Trade accounts receivable represents payments due from customers net of allowances for doubtful accounts. The Company continuously monitors collections and payments from its customers. Allowances for doubtful accounts are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. The Company estimates losses resulting from the inability of our customers to make required payments.

(e)	Inventories

Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market (net realizable value).

(f)	Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under capital leases, is based on the straight-line method over the shorter of the estimated useful lives of the assets or the remaining terms of the leases. Estimated useful lives used in computing depreciation and amortization expense are 3 to 15 years for furniture and fixtures and machinery and equipment and 15 to 25 years for buildings and improvements. Expenses related to maintenance and repairs are expensed as incurred.

(g)	Excess of Cost Over Net Assets Acquired

The excess of cost over net assets acquired (or “goodwill”) is accounted for in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be evaluated at least annually for impairment. The Company performed the required annual impairment tests of goodwill as of December 31, 2005 and 2004, and noted no impairment. Due to changes in circumstances resulting from certain changes in business operations, the Company also performed an impairment test of goodwill as of March 31, 2005, and noted no impairment.

The Company has goodwill associated with its two distinct segments, print and premedia services, and has determined that there are no additional reporting units within these segments, as there are no further components representing a “business”. Therefore, the impairment test for goodwill is calculated for each of the segments. The test is calculated by deducting the estimated carrying value of each reporting unit from the estimated enterprise value of each reporting unit, respectively. The estimated enterprise value is calculated by multiplying 12 months trailing EBITDA (defined as earnings before net interest expense, income tax expense, depreciation and amortization) by an assumed market multiple, which the Company believes to be reasonable based upon recent sales activity of businesses operating in comparable industries as the Company’s segments. The estimated carrying value is calculated by deducting the liabilities, excluding interest-bearing debt, from total assets of the respective segment. A calculation in which the estimated enterprise value exceeds the estimated carrying value results in a conclusion of no impairment. If it is determined that the estimated carrying value exceeds the estimated enterprise value, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including unrecognized intangible assets, of the segment from the fair value of the segment. If the implied fair value of goodwill is less than the carrying value, an impairment loss would be recognized.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
(h)	Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires periodic assessment of certain long-lived assets for possible impairment when events or circumstances indicate that the carrying amounts may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their fair value.

In the fourth quarter of the fiscal year ended March 31, 2006, the Company concluded that certain non-production information technology assets of the print segment were fully impaired as a result of its periodic assessment under SFAS 144. This impairment resulted in a non-cash charge of $2.8 million. The impairment charge is classified within other, net in the consolidated statement of operations for the fiscal year ended March 31, 2006.

(i)	Other Assets

Financing costs related to the 2005 Credit Agreement (as defined herein) are deferred and amortized over the term of the agreement. Financing costs related to the Revolving Credit Facility (as defined herein) are amortized over the term of the 2005 Credit Agreement. See note 7 for further discussion. Financing costs related to the 10% Notes (as defined herein) are deferred and amortized over the term of the 10% Notes. Covenants not to compete are amortized over the terms of the underlying agreements.

(j)	Income Taxes

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

(k)	Foreign Currency Translation

The assets and liabilities of the Company’s Canadian facility, which include interdivisional balances, are translated at year-end rates of exchange while revenue and expense items are translated at average rates for the year.

Translation adjustments are recorded as a separate component of stockholders’ deficit. Since the transactions of the Canadian facility are denominated in its functional currency and the interdivisional accounts are of a long-term investment nature, no remeasurement gains and losses pertaining to such balances are included in the Company’s consolidated results of operations.

(l)	Environmental

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

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
(m)	Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for receivables and payables approximate their respective fair values. A discussion of the carrying value and fair value of the Company’s long-term debt is included in note 7 below. Fair values are based primarily on quoted prices for these or similar instruments. The Company is not a party to any financial instruments with material off-balance-sheet risk.

(n)	Concentration of Credit Risk

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

(o)	Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(p)	Stock-Based Compensation

The Company has elected to follow Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), in accounting for its stock-based compensation plan. The Company believes that including the fair value of compensation plans in determining net income is consistent with accounting for the cost of all other forms of compensation.

(q)	Shipping and Handling Costs

The Company’s shipping and handling costs are reflected within Cost of Sales in the Consolidated Statements of Operations.

(r)	Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was later revised in December 2003, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Historically, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46, as revised and interpreted, changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after December 31, 2003 and to existing entities created before December 31, 2003 in the first fiscal year beginning after December 15, 2004. The Company has no variable interest entities created after December 31, 2003. The adoption of FIN 46 as of April 1, 2005 for variable interest entities created before December 31, 2003 has had no effect on the Company’s consolidated financial statements as a whole.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), “Accounting for Stock-Based Compensation” (“SFAS 123R”). The Company accounts for share-based payments using the fair value based method described in SFAS 123. The requirements of SFAS 123R generally are the same as SFAS 123, except that SFAS 123R provides significant additional guidance regarding the valuation of employee stock options. The Company currently uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS 123R on April 1, 2006. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation costs be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. For the fiscal years ended March 31, 2006, 2005 and 2004, the Company recognized no operating cash flows for such excess tax deductions. The Company does not anticipate the adoption of SFAS 123R will have a material impact on its consolidated financial statements as a whole.
(2)	Discontinued Operations

In June 2003, the Company sold its digital visual effects business, Digiscope, for a de minimis amount, which resulted in a loss of approximately $0.4 million, which is net of zero income tax benefit. As a result of this sale, Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operations are segregated and reported within discontinued operations in the accompanying consolidated financial statements. Sales, cost of sales, selling, general and administrative expenses and other expenses attributable to Digiscope for the fiscal year ended March 31, 2004 have been classified and presented within discontinued operations. Sales attributable to Digiscope for the fiscal year ended March 31, 2004 were $0.8 million.

(3)	Inventories

The components of inventories are as follows (in thousands):

	March 31,
	2006	2005
Paper	$5,959	8,503
Ink	140	171
Supplies and other	1,615	1,773

Total	$7,714	10,447

(4)	Assets and Liabilities Held for Sale

At March 31, 2005, the Company held certain assets and obligations under capital leases for sale at a fair value of $8.1 million and $1.0 million, respectively. On March 16, 2005, the Company ceased operations at the Pittsburg, California facility, resulting in the write-off of certain assets totaling approximately $0.5 million (see note 15). In March 2005, the Company also executed a letter of intent with a prospective buyer to sell certain of the print facility’s other assets, some of which were subject to capital lease obligations. On April 20, 2005, the Company completed the sale of these assets for an aggregate selling price of approximately $8.1 million (including $0.1 million of miscellaneous closing and settlement costs) and terminated $1.0 million of related capital lease obligations. In accordance with the guidance set forth in SFAS 144, the Company wrote down the assets held for sale to fair value, resulting in a $0.7 million impairment charge, which was classified within restructuring costs and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2005.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
The following table summarizes the assets and obligations under capital leases held for sale at March 31, 2005 (in thousands). No assets or liabilities were held for sale at March 31, 2006.

March 31, 2005
Other receivables	$112
Property, plant and equipment, net	6,877
Other assets	1,123

Total assets held for sale	8,112
Obligations under capital leases held for sale	(1,036)

Net assets and liabilities held for sale	$7,076

(5)	Other Assets

The components of other assets are as follows (in thousands):

	March 31,
	2006	2005
Deferred financing costs, less accumulated amortization of $7,183 in 2006 and $4,182 in 2005	$11,466	$10,894
Spare parts inventory, net of valuation allowance of $100 in 2006 and 2005	6,965	6,308
Other	358	1,203

Total	$18,789	18,405

(6)	Accrued Expenses

The components of accrued expenses are as follows (in thousands):

	March 31,
	2006	2005
Compensation and related taxes	$4,849	2,817
Employee benefits	15,159	17,328
Interest	9,268	8,504
Restructuring	4,127	9,922
Other	2,964	3,533

Total	$36,367	42,104

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
(7) Notes Payable, Long-Term Debt and Capitalized Leases
     Long-term debt, including capitalized leases, is summarized as follows (in thousands):

	March 31,
	2006	2005
Revolving Credit Facility	$—	16,000
2005 Term Loan Facility	35,000	—
10% Senior Second Secured Notes Due 2010	280,000	280,000
Capitalized leases	9,284	13,951

Total long-term debt and capitalized leases	324,284	309,951
Less current installments	3,731	4,667

Long-term debt and capitalized leases, excluding current installments	$320,553	305,284

May 5, 2005 Refinancing Transaction
On May 5, 2005, the Company entered into an Amended and Restated Credit Agreement with Banc of America Securities, as Sole Lead Arranger, and Bank of America, N.A., as Administrative Agent, and certain lenders (the “2005 Credit Agreement”) which resulted in the refinancing of the Company’s $70 million senior secured revolving credit facility, maturing on July 3, 2008, with a syndicate of lenders (the “Revolving Credit Facility”) and significantly improved the Company’s liquidity position. The 2005 Credit Agreement is a $90 million secured facility comprised of:
•	a $55 million revolving credit facility ($40 million of which may be used for letters of credit), which is not subject to a borrowing base limitation, maturing on December 15, 2009 (the “2005 Revolving Credit Facility”); and

•	a $35 million non-amortizing term loan facility maturing on December 15, 2009 (the “2005 Term Loan Facility”).
Interest on borrowings under the 2005 Credit Agreement is floating, based upon existing market rates, plus agreed upon margin levels. In addition, Graphics is obligated to pay specified commitment and letter of credit fees.
Borrowings under the 2005 Term Loan Facility must be repaid in full on the facility’s maturity date of December 15, 2009. Graphics is also required to prepay the 2005 Term Loan Facility and the 2005 Revolving Credit Facility under certain circumstances with excess cash flows and proceeds from certain sales of assets, equity and incurrence of indebtedness.
Borrowings under the 2005 Credit Agreement are secured by substantially all of Graphics’ assets. In addition, Holdings has guaranteed all such indebtedness under the 2005 Credit Agreement, which guarantee is secured by a pledge of all of Graphics’ capital stock.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
The 2005 Credit Agreement requires satisfaction of a specified first-lien debt-to-earnings ratio. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. The 2005 Credit Agreement places conditions upon the Company’s ability to, among other things:
•	change the nature of its business;

•	pay dividends or make other distributions;

•	make capital expenditures, other investments or acquisitions;

•	enter into transactions with affiliates;

•	dispose of assets or enter into mergers or other business combinations;

•	incur or guarantee additional debt;

•	repay debt or repurchase or redeem equity interests and debt;

•	place restrictions on dividends, distributions or transfers to the Company or Holdings from its subsidiaries;

•	create or permit to exist certain liens; and

•	pledge assets or engage in sale-leaseback transactions.
The Company was in compliance with the covenant requirements set forth in the 2005 Credit Agreement at March 31, 2006.
As of April 30, 2005, the Company had approximately $2.8 million of unamortized deferred financing costs associated with the Revolving Credit Facility. These costs are being amortized over the term of the 2005 Credit Agreement in accordance with the guidance set forth in Emerging Issues Task Force Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF 98-14”).
At March 31, 2006, the Company had no borrowings outstanding under the 2005 Revolving Credit Facility and had letters of credit outstanding of approximately $25.4 million. As a result, the Company had additional borrowing availability under the 2005 Revolving Credit Facility of approximately $29.6 million. In addition to this borrowing availability, the Company had liquid overnight cash investments on March 31, 2006 of approximately $5.1 million. During the quarter ended June 30, 2005, the Company used the proceeds from the 2005 Term Loan Facility to repay borrowings outstanding under the Revolving Credit Facility (of which the balance was $16.0 million as of March 31, 2005) and settle certain other of its obligations.
The 10% Senior Second Secured Notes Due 2010 (the “10% Notes”) mature June 15, 2010, with interest payable semi-annually on June 15 and December 15. The 10% Notes are redeemable at the option of Graphics in whole or in part on June 15, 2007, at 105% of the principal amount, plus accrued interest. The redemption price will decline each year after 2007 and will be 100% of the principal amount of the 10% Notes, plus accrued interest, beginning on June 15, 2009. Upon a change of control, Graphics will be required to make an offer to purchase the 10% Notes. The purchase price will equal 101% of the principal amount of the 10% Notes on the date of purchase, plus accrued interest. In addition, before June 15, 2006, Graphics may redeem up to 35% of the aggregate principal amount of the 10% Notes with the proceeds of sales of certain kinds of capital stock at 110% of its principal amount, plus accrued interest to the redemption date. Graphics may make such redemption only if, after any such redemption, at least $150 million aggregate principal amount of the 10% Notes remains outstanding.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
Future maturities of long-term debt and future minimum obligations under capitalized leases at March 31, 2006 are as follows (in thousands):

	Long-Term	Capitalized
Fiscal Year	Debt	Leases
2007	$—	$4,351
2008	—	3,736
2009	—	1,966
2010	35,000	206
2011	280,000	—

Total	$315,000	10,259

Imputed interest		(975)

Present value of minimum lease payments		$9,284

Capital leases have varying maturity dates and implicit interest rates which generally approximate 7%-10%. The Company estimates that the fair value of debt instruments, excluding capital lease obligations, was $232.4 million, or $82.6 million less than the carrying value, at March 31, 2006. The Company estimated that the fair value of the Company’s debt instruments, excluding capital lease obligations, approximated $200.8 million, or $95.2 million less than the carrying value, at March 31, 2005.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
(8) Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts as measured by tax laws and regulations. Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2006 and 2005 are as follows (in thousands):

	March 31,
	2006	2005
Deferred tax liabilities:
Book over tax basis in fixed assets	$11,558	15,493
Foreign taxes	1,924	4,953
Accumulated amortization	2,806	2,428
Other, net	—	2,921

Total deferred tax liabilities	16,288	25,795
Deferred tax assets:
Allowance for doubtful accounts	500	699
Accrued expenses and other liabilities	8,546	18,515
Net operating loss carryforwards	55,892	46,484
AMT credit carryforwards	1,203	1,203
Minimum pension liability	8,477	7,524
Cumulative translation adjustment	157	229
Other, net	953	—

Total deferred tax assets	75,728	74,654
Valuation allowance for deferred tax assets	61,897	54,772

Net deferred tax assets	13,831	19,882

Net deferred tax liabilities	$2,457	5,913

Management has evaluated the need for a valuation allowance for deferred tax assets and believes that certain deferred tax assets will more likely than not be realized through the future reversal of existing taxable temporary differences of the Company. The valuation allowance increased by $7.1 million during the fiscal year ended March 31, 2006 as a result of an increase in the deferred tax items, which includes an increase of $1.0 million related to the tax effect of the minimum pension liability, which is a component of other comprehensive loss.
The valuation allowance increased by $9.6 million during the fiscal year ended March 31, 2005 as a result of an increase in the deferred tax items, which is net of a decrease of $0.4 million related to the tax effect of the minimum pension liability, which is a component of other comprehensive loss.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
During fiscal years ended March 31, 2006 and 2005, the Company recorded adjustments of $3.6 million and $0.4 million, respectively, to reflect the tax benefit associated with changes in estimate with respect to its income tax liability.
Income tax expense (benefit) attributable to loss from continuing operations consists of (in thousands):

	Year ended March 31,
	2006	2005	2004
Current
Federal	$—	—	—
State	89	129	203
Foreign	174	(990)	704

Total current	263	(861)	907

Deferred
Federal	(482)	(310)	8,069
State	47	(417)	1,528
Foreign	(3,197)	(97)	937

Total deferred	(3,632)	(824)	10,534

Provision (benefit) for income taxes	$(3,369)	(1,685)	11,441

     The effective tax rates for the fiscal years ended March 31, 2006, 2005 and 2004 were 18.8%, 6.2% and (67.5)%, respectively. The difference between these effective tax rates relating to continuing operations and the statutory federal income tax rate is composed of the following items:

	Year Ended March 31,
	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, less federal tax impact	(0.4)	(0.1)	(8.9)
Foreign taxes, less federal tax impact	(0.5)	2.3	(2.7)
Other nondeductible expenses	—	(0.5)	7.2
Change in valuation allowance	(33.4)	(31.4)	(104.0)
Change in cumulative translation adjustment	(1.1)	(2.0)	(3.1)
Previously accrued taxes	20.2	1.6	13.1
Other, net	(1.0)	1.3	(4.1)

Effective income tax rate	18.8%	6.2%	(67.5)%

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
As of March 31, 2006, the Company had available net operating loss carryforwards (“NOLs”) for state purposes of $102.1 million, which can be used to offset future state taxable income. If these NOLs are not utilized, they will begin to expire in 2007 and will be totally expired in 2026.
As of March 31, 2006, the Company had available NOLs for federal purposes of $147.4 million, which can be used to offset future federal taxable income. If these NOLs are not utilized, they will begin to expire in 2011 and will be totally expired in 2026.
The Company also had available an alternative minimum tax credit carryforward of $1.2 million, which can be used to offset future taxes in years in which the alternative minimum tax does not apply. This credit can be carried forward indefinitely.
The Company has alternative minimum tax NOLs in the amount of $159.0 million, which will begin to expire in 2011 and will be totally expired in 2026.
(9) Other Liabilities
The components of other liabilities are as follows (in thousands):

	March 31,
	2006	2005
Deferred revenue agreements (see note 13)	$45,641	50,385
Postretirement liabilities (see note 10)	3,457	3,804
Pension liabilities and other benefit obligations	11,601	14,094
Other	2,013	2,787

Total	$62,712	71,070

(10) Employee Benefit Plans
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
Supplemental Executive Retirement Plan
In October 1994, the Board of Directors approved a new Supplemental Executive Retirement Plan (“SERP”), which is a defined benefit plan, for certain key executives. The aggregate accumulated benefit obligation under this plan was approximately $1.9 million at March 31, 2005.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
In July 2005, the Board of Directors approved an amendment to this plan (the “Amended and Restated Supplemental Executive Retirement Plan”). The aggregate accumulated benefit obligation under this plan, as amended, was approximately $0.6 million at March 31, 2006.
Defined Benefit Postretirement Plans
Postretirement Benefits
The Company provides certain other postretirement benefits, primarily life and health insurance. Full-time employees who are eligible for benefits under the defined benefit pension plans, have attained age 55 and have at least five years of service are entitled to postretirement health care and life insurance coverage. Postretirement life insurance coverage is provided at no cost to eligible retirees. Special cost-sharing arrangements for health care coverage are available to employees whose age plus years of service at the date of retirement equals or exceeds 85 (“Rule of 85”). Any eligible retiree not meeting the Rule of 85 must pay 100% of the required health care insurance premium.
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
Effective February 1, 2006, the Company amended the health care plan changing the post 65 healthcare benefits for all current and future retirees. This amendment had an immaterial impact on the accumulated postretirement benefit obligation at March 31, 2006.
401(k) Defined Contribution Plan
Effective January 1, 1995, the Company amended its 401(k) defined contribution plan. Eligible participants may contribute up to 15% of their annual compensation subject to maximum amounts established by the Internal Revenue Service and receive an employer-matching contribution on amounts contributed. Through March 16, 2003, the employer-matching contribution was made bi-weekly and equaled 2% of annual compensation for all plan participants plus 50% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the Internal Revenue Service. Beginning March 17, 2003 through December 31, 2004, the employer matching contribution was made bi-weekly and equaled 25% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the Internal Revenue Service. Subsequent to December 31, 2004, the employer matching contributions were made bi-weekly and equaled 50% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the Internal Revenue Service. The Company’s contribution under this Plan amounted to $1.6 million during the fiscal year ended March 31, 2006, $1.1 million during the fiscal year ended March 31, 2005 and $0.8 million during the fiscal year ended March 31, 2004.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
The following table provides a reconciliation of the changes in the defined benefit plans’ benefit obligations and fair value of plan assets for the fiscal years ended March 31, 2006 and 2005 and a statement of the funded status of such plans as of March 31, 2006 and 2005 (in thousands):

	Defined Benefit		Defined Benefit
	Pension Plans		Postretirement Plan
	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$69,624	67,185	2,823	2,801
Service cost	462	468	34	31
Interest cost	4,321	4,217	179	170
Plan amendments	—	—	(600)	—
Plan participants’ contributions	—	—	441	368
Actuarial loss (gain)	3,537	1,725	251	141
Expected benefit payments	(5,323)	(3,971)	(716)	(688)

Benefit obligation at end of year	$72,621	69,624	2,412	2,823

Change in Plan Assets
Fair value of plan assets at beginning of year	$49,675	40,193	—	—
Actual return on plan assets	3,196	4,176	—	—
Employer contributions:
Pension Plans	8,017	8,777	—	—
SERP	1,718	500	—	—
Postretirement Plan	—	—	275	319
Plan participants’ contributions	—	—	441	368
Benefits paid	(5,323)	(3,971)	(716)	(687)

Fair value of plan assets at end of year	$57,283	49,675	—	—

Funded Status	$(15,338)	(19,949)	(2,412)	(2,823)
Unrecognized net actuarial (gain) loss	21,611	19,178	109	(141)
Unrecognized prior service gain	—	—	(1,566)	(1,188)
Plan participants’ contributions	—	—	112	48
Additional minimum pension liability	(21,611)	(19,178)	—	—

Accrued benefit liability	$(15,338)	(19,949)	(3,757)	(4,104)

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements

	Defined Benefit Pension Plans		Defined Benefit Postretirement Plan
	2006	2005	2006	2005
Weighted — Average Assumptions
Discount rate — benefit obligation	6.00%	6.25%	6.00%	6.25%
Expected return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
The Company uses a December 31 measurement date for its defined benefit pension and postretirement plans. For measurement purposes under the defined benefit postretirement plan, an 11 percent annual rate of increase in the per capita cost of covered health care benefits (including prescription drugs) was assumed for March 31, 2006. This rate was assumed to decrease gradually to 5 percent through the fiscal year ending 2013 and remain at that level thereafter.

	Defined Benefit Pension Plans			Defined Benefit Postretirement Plan
	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Cost (in thousands)
Service cost	$462	468	390	34	31	30
Interest cost	4,321	4,217	4,211	179	170	182
Expected return on plan assets	(4,262)	(3,510)	(2,710)	—	—	—
Amortization of prior service cost	—	—	—	(222)	(222)	(222)
Amortization of unrecognized loss	2,001	2,022	2,441	—	—	—
Settlement loss	169	46	31	—	—	—
Recognized net actuarial (gain) loss	—	—	—	2	(43)	(62)

Net periodic benefit cost (income)	$2,691	3,243	4,363	(7)	(64)	(72)

Expected Future Benefit Payments
The following benefit payments are expected to be paid (in thousands) to eligible plan participants under the Company’s defined benefit pension plans and defined benefit postretirement plan.

	Defined Benefit	Defined Benefit
Fiscal Year	Pension Plans	Postretirement Plan (a)
2007	$4,282	217
2008	4,385	221
2009	4,488	223
2010	4,566	224
2011	4,660	223
2012 — 2016	24,801	1,046

Total	$47,182	2,154

(a)	Represents expected benefit payments net of plan participants’ contributions.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
Assumed health care cost trend rates have a significant effect on the amounts reported for the medical component of the defined benefit postretirement plan. A one-percentage point change in the assumed health care cost trend rates would have the following effects (in thousands):

	1% Point	1% Point
	Increase	Decrease
Effect on total of service and interest cost components of expense	$4	(4)
Effect on postretirement benefit obligation	$73	(68)
Plan Assets
The Company’s defined benefit pension plans reflect weighted-average target allocations as of March 31, 2006 and the percentages of the fair value of plan assets are allocated at March 31, 2006 and 2005 by asset category as follows:

	Target
	Allocation	Percentage of Plan Assets
	2006	2006	2005
Global equity securities	73.5%	73.3%	75.2%
Fixed income securities	22.0%	20.9%	23.2%
Real Estate	4.5%	4.6%	—
Cash	0.0%	1.2%	1.6%

Total	100.0%	100.0%	100.0%

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
To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the present portfolio. This resulted in the selection of the 8.5% long-term rate of return on asset assumption for 2006.
It is the Company’s practice to fund amounts for the defined benefit pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. Liabilities in excess of these funding levels are included in the Company’s consolidated balance sheets. Employer contributions for the defined benefit pension plans for the fiscal year ending March 31, 2007 are estimated to be approximately $5.8 million.
(11) Capital Stock
At March 31, 2006, capital stock consists of Holdings’ common stock (“Common Stock”). Each share of Common Stock is entitled to one vote on each matter common shareholders are entitled to vote. Dividends on the Common Stock are discretionary by the Board of Directors and are restricted by the 2005 Credit Agreement (see note 7).

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
(12) Stock Option Plans
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
A summary of activity under the Common Stock Option Plans is as follows:

		Weighted-
		Average
		Exercise	Exercisable
	Options	Price ($)	Options (a)
Outstanding at March 31, 2003	10,322	.01	6,617
Granted	—	—
Exercised	(1,125)	.01
Forfeited	—	—

Outstanding at March 31, 2004	9,197	.01	6,946
Granted	—	—
Exercised	—	—
Forfeited	(1,301)	.01

Outstanding at March 31, 2005	7,896	.01	7,131
Granted	2,504	.01
Exercised	—	—
Forfeited	(1,047)	.01

Outstanding at March 31, 2006	9,353	.01	6,466

(a)	At March 31, 2006, 2005 and 2004 all exercisable options had a $.01/option exercise price.

Black-Scholes Option Pricing Model Wtd. Avg. Assumptions
Fiscal Year	#	Wtd. Avg.	Exercise	Risk Free	Annual		Expected
Ended	Options	Grant Date	Price per	Interest	Dividend	Expected	Life
March 31,	Granted	Fair Value ($)	Option ($)	Rate (%)	Yield %	Volatility	(Years)
2006	2,504	—	(a )	(a )	(a )	(a )	(a )
2005	—	—	—	—	—	—	—
2004	—	—	—	—	—	—	—

(a)	As the grant date Fair Value was $0, the Black-Scholes pricing was not calculated.
The weighted-average remaining contractual life of the options outstanding at March 31, 2006 was 5.1 years. A total of 7,974 options for shares (including 2,224 previously exercised options that were subsequently canceled) of Holdings Common Stock were reserved for issuance, but not granted under the Common Stock Option Plans at March 31, 2006.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
As a result of SFAS 123 requirements, the Company recorded a net reversal of prior years’ stock compensation expense of approximately $0.2 million in the fiscal year ended March 31, 2006, and recognized net stock compensation expense of $0.1 million in the fiscal year ended March 31, 2005 and $0.2 million in the fiscal year ended March 31, 2004.
Preferred Stock Option Plan
In the fiscal year ended March 31, 1998, the Company established the ACG Holdings, Inc. Series AA and Series BB convertible preferred stock (collectively “Preferred Stock”) Option Plan (the “Preferred Stock Option Plan”). This plan was administered by the Committee and provided for granting up to 583 shares of Preferred Stock.
Stock options could be granted under this Preferred Stock Option Plan to officers and other key employees of the Company at the exercise price per share of Preferred Stock, as determined at the time of grant by the Committee in its sole discretion. All options were fully vested and 100% exercisable at the date of grant. All options would have expired 10 years from date of grant. All 582 outstanding options to purchase shares of Preferred Stock of Holdings were canceled concurrently with the refinancing transaction entered into on July 3, 2003. As a result, there were no options outstanding under the Preferred Stock Option Plan at March 31, 2004, 2005 or 2006.
(13) Commitments and Contingencies
The Company incurred rent expense of $3.2 million for the fiscal year ended March 31, 2006 and incurred $4.3 million in each of the fiscal years ended March 31, 2005 and 2004 under various operating leases. Future minimum rental commitments under existing operating lease arrangements at March 31, 2006 are as follows (in thousands):

Fiscal Year
2007	$3,308
2008	2,498
2009	2,077
2010	1,642
2011	889
Thereafter	146

Total	$10,560

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
The Company has an employment agreement with one of its principal officers. This agreement provides for a minimum salary level as well as incentive bonuses, which are payable if specified management goals are attained. The aggregate commitment for future compensation at March 31, 2006, excluding bonuses, is approximately $1.7 million.
In the fiscal year ended March 31, 1998, the Company entered into multi-year contracts to purchase a portion of the Company’s raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company’s raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases while purchase quantity levels are variable based upon certain contractual requirements and conditions. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved and the related inventory is sold. The amount deferred at March 31, 2006 is $45.6 million and is included within Other liabilities in the Company’s consolidated balance sheet.
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
Graphics received written notice, dated May 10, 2004, of its potential liability in connection with the Gibson Environmental Site at 2401 Gibson Street, Bakersfield, California. Gibson Environmental, Inc. operated the (six acre) Site as a storage and treatment facility for used oil and contaminated soil from June 1987 through October 1995. Graphics received the notice and a Settlement Offer from LECG, a consultant representing approximately 60 companies comprising the Gibson Group Trust. Graphics is investigating this matter but it believes its potential liability in connection with this Site will not be material to its business or the Company’s consolidated financial statements as a whole.
Based upon an analysis of Graphics’ volumetric share of waste contributed to the sites, the Company maintains a reserve of approximately $0.1 million in connection with these liabilities in its consolidated balance sheets at March 31, 2006 and 2005. The Company believes this amount is adequate to cover such liabilities.
The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements as a whole.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
(14) Interim Financial Information (Unaudited)
Quarterly financial information follows (in thousands):

				Net
			Gross	Income
		Sales	Profit	(Loss)
Fiscal Year 2006	Quarter Ended:
	June 30	$108,270	12,650	(2,390)
	September 30	105,460	11,776	(4,198)
	December 31	118,724	14,911	2,252	(a)
	March 31	102,035	10,002	(10,241	) (b)

	Total	$434,489	49,339	(14,577)

Fiscal Year 2005	Quarter Ended:
	June 30	$110,850	12,863	(2,188)
	September 30	106,605	10,623	(3,463)
	December 31	123,652	13,392	(2,286)
	March 31	108,406	8,994	(17,730	) (c)

	Total	$449,513	45,872	(25,667)

(a)	Includes ($0.5) million of pre-tax restructuring benefit.

(b)	Includes ($0.7) million of pre-tax restructuring benefit and a non-cash asset impairment charge of $2.8 million.

(c)	Includes $10.0 million of pre-tax restructuring costs and other charges.
(15) Restructuring Costs and Other Charges
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
As a result, the Company recorded a pre-tax restructuring charge of approximately $1.5 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This restructuring charge was composed of severance and related termination benefits, lease termination costs primarily related to future lease commitments and other costs. The Company reduced the restructuring reserve related to this plan by approximately $0.3 million in the quarter ended March 31, 2006. This was primarily the result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods and certain changes in assumptions related to lease termination costs. The reduction of the restructuring reserve is classified within restructuring costs (benefit) and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2006.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2006 (in thousands):

	03/31/05			03/31/06
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Severance and other employee costs	$195	(155)	(40)	—
Lease termination costs	1,271	(488)	(207)	576
Other costs	15	—	(3)	12

	$1,481	(643)	(250)	588

The process of consolidating the two premedia services facilities and the elimination of certain personnel within the Company was substantially completed by April 30, 2005. As of March 31, 2006 the Company believes the restructuring reserve of approximately $0.6 million is adequate. The Company anticipates that approximately $0.2 million of these costs will be paid during each fiscal year through March 31, 2009 and the remaining less than $0.1 million will be paid during the fiscal year ending March 31, 2010. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
Pittsburg Facility Closure Plan
In March 2005, the Company’s Board of Directors approved a restructuring plan for the print segment to reduce manufacturing costs and improve profitability. This plan included the closure of the Pittsburg, California print facility. This action resulted in the elimination of 136 positions within the Company.
As a result, the Company recorded a pre-tax restructuring charge of approximately $3.1 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed of severance and related termination benefits, lease termination costs and other costs. The Company reduced the restructuring reserve related to this plan by approximately $0.8 million in the quarter ended December 31, 2005 as a result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods. The Company further reduced the restructuring reserve related to this plan by approximately $0.1 million in the quarter ended March 31, 2006 as a result of certain changes in assumptions related to lease termination costs. The reduction of the reserve is classified within restructuring costs (benefit) and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2006.
The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2006 (in thousands):

	03/31/05			03/31/06
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Severance and other employee costs	$1,329	(517)	(812)	—
Lease termination costs	774	(58)	(117)	599
Other costs	37	(11)	—	26

	$2,140	(586)	(929)	625

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
The process of closing the print facility and the elimination of certain personnel within the Company was completed by March 31, 2005. During the fiscal year ended March 31, 2005, $1.0 million of these costs were paid. As of March 31, 2006 the Company believes the restructuring reserve of approximately $0.6 million is adequate. The Company anticipates that these costs will be paid by March 31, 2007. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
Plant and SG&A Reduction Plan
In February 2005, the Company’s Board of Directors approved a restructuring plan for the print and premedia services segments to reduce overhead costs and improve operating efficiency and profitability. This plan resulted in the elimination of 60 positions within the Company, including both facility and selling and administrative employees.
As a result, the Company recorded a pre-tax restructuring charge of approximately $3.8 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed of severance and related termination benefits and other costs. The Company reduced the reserve related to this plan by approximately $0.4 million in the quarter ended March 31, 2006. This reduction was primarily the result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods. This reduction of the reserve is classified within restructuring costs (benefit) and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2006.
The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2006 (in thousands):

	03/31/05			03/31/06
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Severance and other employee costs	$3,208	(2,097)	(263)	848
Other costs	249	(22)	(124)	103

	$3,457	(2,119)	(387)	951

Employee terminations related to this plan were substantially completed by March 31, 2005. During the fiscal year ended March 31, 2005, $0.3 million of these costs were paid. As of March 31, 2006 the Company believes the restructuring reserve of approximately $1.0 million is adequate. The Company anticipates that $0.9 million of these costs will be paid by March 31, 2007 and the remaining $0.1 million will be paid by March 31, 2008. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
Fiscal Year 2004 Restructuring Costs
January 2004 Plan
In January 2004, the Company implemented a restructuring plan for the print and premedia services segments designed to improve operating efficiency and profitability. This plan included a consolidation of capacity and the related downsizing of a print facility in Stevensville, Ontario, a reduction of personnel in certain of the Company’s other print and premedia facilities and the elimination of certain selling and administrative positions. These actions included the elimination of 208 positions within the Company.
As a result, the Company recorded a pre-tax restructuring charge of approximately $5.7 million in the quarter ended March 31, 2004 associated with this plan. This charge was classified within restructuring costs and other

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
charges in the consolidated statements of operations for the fiscal year ended March 31, 2004. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed primarily of severance and related termination benefits. The Company reduced the restructuring reserve related to this plan by approximately $0.1 million and $0.7 million in the quarters ended March 31, 2006 and 2005, respectively. These reductions were primarily the result of lower than anticipated severance and other employee costs due to the terminated employees obtaining other employment during their severance periods. These reductions are and were classified within restructuring costs (benefit) and other charges in the consolidated statements of operation for the fiscal years ended March 31, 2006 and 2005, respectively.
The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2006 (in thousands):

	03/31/05			03/31/06
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Severance and other employee costs	$813	(407)	(183)	223
Other costs	77	(84)	117	110

	$890	(491)	(66)	333

During the fiscal year ended March 31, 2005, $2.3 million of these costs were paid and in the fiscal year ended March 31, 2004, $1.8 million of these costs were paid. As of March 31, 2006, the Company believes the restructuring reserve of approximately $0.3 million is adequate. The Company anticipates the remaining $0.3 million will be paid during the fiscal year ending March 31, 2007. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility.
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
The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2006 (in thousands):

	03/31/05		03/31/06
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$430	(328)	102
During each of the fiscal years ended March 31, 2005 and 2004, $0.7 million of these costs were paid. As of March 31, 2006, the Company believes the restructuring reserve of approximately $0.1 million is adequate. The Company anticipates that the remaining $0.1 million will be paid during the fiscal year ending March 31, 2007. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
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
As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $8.6 million in the fourth quarter of the fiscal year ended March 31, 2002. This charge was classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2002. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The restructuring charge included severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs primarily including legal fees, site clean-up costs and the write-off of certain press related parts that provided no future use or functionality. The Company recorded an additional $0.2 million, $0.3 million and $0.7 million of restructuring charges related to this plan in the quarters ended March 31, 2006, December 31, 2005 and March 31, 2005, respectively, and an additional $0.2 million in each of the quarters ended March 31, 2004 and September 30, 2003. These charges are primarily related to future lease commitments and are classified within restructuring costs (benefit) and other charges in the consolidated statements of operations for the fiscal years ended March 31, 2006, 2005 and 2004.
The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2006 (in thousands):

	03/31/05			03/31/06
	Restructuring			Restructuring
	Reserve Balance	Activity	Reserve Adjustment	Reserve Balance
Lease termination costs	1,524	(461)	465	1,528
The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. During the fiscal years ended March 31, 2005 and 2004, $0.5 million and $0.9 million of these costs were paid, respectively, and in each of the fiscal years ended March 31, 2003 and 2002, $3.4 million of these costs were paid. As of March 31, 2006, the Company believes the restructuring reserve of approximately $1.5 million is adequate. The Company anticipates that $0.4 million of the restructuring reserve balance will be paid in each of the fiscal years ending March 31, 2007 and 2008, $0.3 million will be paid during the fiscal year ending March 31, 2009 and $0.2 million will be paid each fiscal year following through March 31, 2011. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility.
Other Charges
The Company recorded no other charges in the fiscal year ended March 31, 2006. Other charges of approximately $1.6 million and $0.4 million were recorded in the fourth quarter of the fiscal years ended March 31, 2005 and 2004, respectively. These other charges represented the impairment associated with restructuring initiatives reflecting the decision to abandon certain Company assets and to write-down other assets to fair value. The $1.6 million impairment charge recorded in the fourth quarter of fiscal year ended March 31, 2005, included $1.2 million related to the write-off of certain assets and the write-down to fair value of the assets held for sale in the Pittsburg, California print facility (see note 4). The provision was based on a review of the Company’s long-lived assets in accordance with SFAS 144. These impairment charges were classified within restructuring costs (benefit) and other charges in the consolidated statements of operations.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
(16)	Parent Guarantee of Subsidiary Debt

Graphics, the issuer of the 10% Notes, is a wholly owned subsidiary of Holdings. Holdings has no other subsidiaries. Holdings has fully and unconditionally guaranteed the payment of principal and interest on the 10% Notes. The 10% Notes are fully and unconditionally guaranteed on a senior basis by Holdings and by all future domestic subsidiaries of Graphics. Holdings conducts no business other than as the sole shareholder of Graphics and has no significant assets other than the capital stock of Graphics, all of which is pledged to secure Holdings’ obligations under the 2005 Credit Agreement. Holdings is dependent upon distributions from Graphics to fund its obligations. Graphics’ ability to pay dividends or lend funds to Holdings is restricted under the terms of the indenture governing the 10% Notes and the 2005 Credit Agreement (see note 7).

(17)	Industry Segment Information

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

The Company has two reportable segments: (1) print and (2) premedia services. The print business produces advertising inserts, comics (Sunday newspaper comics, comic insert advertising and comic books) and other publications. The Company’s premedia services business assists customers in the design, creation and capture; manipulation; storage; transmission and distribution of images. The majority of the premedia services work leads to the production of four-color separations in a format appropriate for use by printers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment EBITDA, which is defined as earnings before net interest expense, income tax expense (benefit), depreciation and amortization. The Company generally accounts for intersegment revenues and transfers as if the revenues or transfers were to third parties, that is, at current market prices.

In the first quarter of the fiscal year ended March 31, 2004, the Company sold its digital visual effects business, Digiscope, for a de minimis amount and recorded a net loss of approximately $0.4 million. Segment operating results for the fiscal year ended March 31, 2004 present Digiscope’s operating results as a discontinued operation.

The Company’s reportable segments are business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies. A substantial portion of the revenue, long-lived assets and other assets of the Company’s reportable segments are attributed to or located in the United States.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements

		Premedia	Corporate
	Print	Services	and Other
(In thousands)	(a)	(a)	(b)	Total
Fiscal Year Ended March 31, 2006
Sales	$380,648	53,841	—	434,489

EBITDA	$31,571	11,070	(3,563)	39,078

Depreciation and amortization	(16,767)	(2,716)	—	(19,483)
Interest expense	—	—	(37,624)	(37,624)
Interest income	—	—	83	83
Income tax benefit	—	—	3,369	3,369

Net income (loss)	$14,804	8,354	(37,735)	(14,577)

Total assets	$205,753	12,852	12,897	231,502
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$10,651	1,835	—	12,486

Fiscal Year Ended March 31, 2005
Sales	$393,922	55,591	—	449,513

EBITDA	$22,997	10,059	(3,307)	29,749
Depreciation and amortization	(19,867)	(3,184)	—	(23,051)
Interest expense	—	—	(34,087)	(34,087)
Interest income	—	—	37	37
Income tax benefit	—	—	1,685	1,685

Net income (loss)	$3,130	6,875	(35,672)	(25,667)

Total assets	$230,490	15,179	13,229	258,898
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$5,418	1,489	—	6,907

Fiscal Year Ended March 31, 2004
Sales	$418,004	53,098	—	471,102

EBITDA	$38,789	9,564	(7,299)	41,054

Depreciation and amortization	(20,733)	(3,529)	—	(24,262)
Depreciation from discontinued operations	—	—	(26)	(26)
Interest expense	—	—	(34,175)	(34,175)
Interest income	—	—	9	9
Income tax expense	—	—	(11,441)	(11,441)

Net income (loss)	$18,056	6,035	(52,932)	(28,841)

Total assets	$237,680	15,316	14,917	267,913
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$14,465	1,501	—	15,966

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
(a)	EBITDA for the print and premedia services segments in the fiscal year ended March 31, 2006 includes the impact of restructuring benefit of ($0.9) million and ($0.3) million, respectively, and the print segment also includes a non-cash asset impairment charge of $2.8 million. EBITDA for the print and premedia services segments in the fiscal year ended March 31, 2005 includes the impact of restructuring costs and other charges of $7.8 million and $2.2 million, respectively. In the fiscal year ended March 31, 2004, EBITDA for the print and premedia services segments includes the impact of restructuring costs and other charges of $7.5 million and $0.6 million, respectively.
(b)	EBITDA for corporate and other includes corporate general and administrative expenses, as well as revenues and expenses in the fiscal year ended March 31, 2004 associated with our former digital visual effects business, Digiscope. Digiscope was sold on June 5, 2003. The EBITDA loss of Digiscope included in the EBITDA table above for the fiscal year ended March 31, 2004 was ($0.4) million. In addition, corporate and other includes the write-off of deferred financing costs related to a refinancing transaction entered into on July 3, 2003 of $3.2 million in the fiscal year ended March 31, 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of March 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management including the Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2006. There have not been any changes in our internal controls over financial reporting during the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following table provides certain information about each of the current directors and executive officers of Holdings and Graphics (ages as of March 31, 2006). All directors hold office until their successors are duly elected and qualified.

Name	Age	Position with Graphics and/or Holdings
Stephen M. Dyott	54	Chairman, President, Chief Executive Officer and Director
Kathleen A. DeKam	45	President, Print and Premedia Services
Patrick W. Kellick	48	Senior Vice President/Chief Financial Officer and Secretary
Stuart R. Reeve	42	President, New Business Development
Denis S. Longpré	51	Executive Vice President Sales
Eric T. Fry	39	Director
Michael C. Hoffman	43	Director
Hwan-Yoon Chung	32	Director
Stephen M. Dyott has been the Chairman and Chief Executive Officer of Graphics and Holdings since September 1996, President of Holdings since February 1995, President of Graphics since 1991 and Director of Graphics and Holdings since September 1994. Mr. Dyott was Chief Operating Officer of Holdings from February 1995 to September 1996 and Chief Operating Officer of Graphics from 1991 to September 1996. Prior to joining Graphics, Mr. Dyott was the Vice President and General Manager - Flexible Packaging of American National Can Company (“ANCC”) from 1988 to 1991 and the Vice President and General Manager — Tube Packaging of ANCC from 1985 to 1987.
Kathleen A. DeKam has been President, Print and Premedia Services since 2004. Prior to 2004, Ms. DeKam was the President of Premedia Services from 1998 to 2004, the Vice President of Human Resources of Premedia Services from 1996 to 1998, Director of Human Resources of Premedia Services from 1995 to 1996 and Manager of Human Resources for various print plants of Graphics from 1986 to 1995.
Patrick W. Kellick has been Secretary of Graphics and Holdings since 2005 and has been the Senior Vice President and Chief Financial Officer of Holdings and Graphics since 2002 and was Assistant Secretary of Holdings and Graphics from 1995 to 2005. Prior to 2002, Mr. Kellick was the Senior Vice President/Corporate Controller of Holdings and Graphics from 1997 to 2002, Vice President/Corporate Controller of Holdings and Graphics from 1989 to 1997 and Corporate Controller of Graphics from 1987 to 1989. Prior to joining Holdings and Graphics, he served in various financial positions with Williams Precious Metals (a division of Brush Wellman, Inc.) from 1984 to 1987, including Chief Financial Officer from 1986 to 1987 and was an auditor with KPMG from 1979 to 1984.
Stuart R. Reeve has been the President, New Business Development since 2003. Prior to 2003, Mr. Reeve served as President, Retail and Newspaper Services of Graphics from 2002 to 2003, Executive Vice President, Operations of Graphics from 1999 to 2002, Executive Vice President Sales and Marketing of Graphics from 1997 to 1999, Senior Vice President Commercial Sales of Graphics from 1995 to 1997, Vice President Midwest Sales — of Graphics from 1994 to 1995, Vice President West Sales — of Graphics from 1991 to 1994 and as a Sales Executive of Graphics from 1989 to 1991.
Denis S. Longpré has been Executive Vice President of Sales since 2004. Prior to 2004, Mr. Longpré served as Senior Vice President Sales of Graphics from 2003 to 2004, Area Vice President Mid-Atlantic Sales of Graphics from 1995 to 2003, Vice President Canada/New England Sales of Graphics from 1993 to 1995 and as Sales Manager-Canada of Graphics from 1992 to 1993.
Eric T. Fry has been a Director of Holdings and Graphics since 1996. Mr. Fry has been a Managing Director of Metalmark Capital LLC since its formation in 2004. Prior to joining Metalmark, he was a Managing Director of Morgan Stanley & Co. Incorporated (“MS & Co.”) and Morgan Stanley Capital Partners from 2002 to 2004, and Executive Director of Morgan Stanley Capital Partners from 1998 to 2001. He joined MS & Co. initially in 1989. Mr. Fry serves as a Director of Mericap Credit Corporation, EnerSys, Vanguard Health Systems, Direct Response Corporation, Homesite Group, Inc. and The Underwriter Group Limited.

Michael C. Hoffman has been a Director of Holdings and Graphics since 2003. Mr. Hoffman has been a Managing Director of Metalmark Capital LLC since 2004. Prior to joining Metalmark, he was a Managing Director of Morgan Stanley Capital Partners from 1998 to 2004. He joined MS & Co. in 1986 and worked in the firm’s Strategic Planning Group prior to joining Morgan Stanley Private Equity in 1990. Mr. Hoffman is a Director of Aventine Renewable Energy, Inc. and Enersys, and is a former Director of Jefferson Smurfit Corporation and eAccess Limited.
Hwan-Yoon Chung has been a Director of Holdings and Graphics since 2004. Mr. Chung has been a Principal of Metalmark Capital LLC since 2004. Prior to joining Metalmark, he was an Executive Director of Morgan Stanley Capital Partners from 2003 to 2004. He joined Morgan Stanley Capital Partners in 1998. Prior to joining Morgan Stanley Capital Partners, he was an Associate in the Restructuring and Reorganization Group at the Blackstone Group L.P.
Code of Ethics
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and all other employees. We will provide a copy of the code of ethics to any person, without charge, upon written request made to our Corporate Secretary at American Color Graphics, Inc., 100 Winners Circle, Suite 300, Brentwood, Tennessee 37027.
Audit Committee Financial Expert
We are not required to maintain an audit committee or an audit committee financial expert as we do not have exchange listed securities. However, many of the functions of an audit committee are performed by the Company’s Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table presents information concerning compensation for services to Holdings and Graphics during Fiscal Years 2006, 2005 and 2004 of the Chief Executive Officer and the four other most highly compensated executive officers who we refer to as the Named Executive Officers of Holdings and/or Graphics.
Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
						Securities
				Other		Under-
				Annual	Restricted	lying		All Other
Name and Principal				Compen-	Stock	Options/	LTIP	Compen-
Position	Period	Salary	Bonus	sation	Award(s)	SARs (#)	Payouts (a)	sation (b)
Stephen M. Dyott	Fiscal Year 2006	$575,000	$275,000	—	—	—	—	$497,363
Chairman, President,	Fiscal Year 2005	$575,000	$—	—	—	—	—	—
Chief Executive	Fiscal Year 2004	$575,000	$325,000	—	—	—	$2,362,797	—
Officer & Director

Kathleen A. DeKam	Fiscal Year 2006	$350,000	$225,000	—	—	1,702	—	—
President, Print and	Fiscal Year 2005	$324,039	$—	—	—	—	—	—
Premedia Services	Fiscal Year 2004	$275,000	$75,000	—	—	—	—	—

Patrick W. Kellick	Fiscal Year 2006	$325,000	$225,000	—	—	802	—	$175,269
Senior Vice President,	Fiscal Year 2005	$304,231	$—	—	—	—	—	—
Chief Financial Officer &	Fiscal Year 2004	$265,000	$100,000	—	—	—	$219,377	—
Secretary

Stuart R. Reeve	Fiscal Year 2006	$350,000	$125,000	—	—	—	—	$117,168
President, New Business	Fiscal Year 2005	$350,000	$—	—	—	—	—	—
Development	Fiscal Year 2004	$350,000	$50,000	—	—	—	—	—

Denis S. Longpré	Fiscal Year 2006	$275,000	$125,000	—	—	—	—	—
Executive Vice President	Fiscal Year 2005	$302,609	$25,000	—	—	—	—	—
Sales	Fiscal Year 2004	$213,566	$52,262	—	—	—	—	—

(a)	Represents a gain recognized from the cancellation of all outstanding options to purchase shares of preferred stock of Holdings held by certain key officers as a part of the refinancing transaction entered into on July 3, 2003.

(b)	See “—Supplemental Executive Retirement Plan” below.
The following table presents information concerning the options granted to the Named Executive Officers during the last fiscal year.
Option/SAR Grants in Last Fiscal Year

					Alternative
					To (f) and (g)
Individual Grants					Grant Date Value
		% of Total
	Number of	Options/ SARs
	Securities	Granted to			Grant
	Underlying	Employees	Exercise or Base		Date
	Options/SARs	in Fiscal Year	Price	Expiration	Present
Name	Granted (#)	2006	($/sh)	Date	Value ($)
Common Stock Option Plans
Kathleen A. DeKam	1,702	68%	$0.01	12/05/2015	(a )
Patrick W. Kellick	802	32%	$0.01	12/05/2015	(a )

(a)	At March 31, 2006, we believe the market value of common stock was $0, therefore no present value is calculated.

The following table presents information concerning the fiscal year-end value of unexercised stock options held by the Named Executive Officers.
Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money Options/ SARs at
	Shares Acquired	Value	Options/ SARs at 3/31/06	3/31/06 Exercisable/Unexercisable
	on Exercise (#)	Realized($)	Exercisable/Unexercisable (#)	($)
Common Stock Option Plans (a)
Stephen M. Dyott	—	—	0/0	(a	)
Kathleen A. DeKam	—	—	402.25 / 1,702.00	(a	)
Patrick W. Kellick	—	—	675.00 / 1,027.00	(a	)
Stuart R. Reeve	—	—	380.25 / 90.00	(a	)
Denis S. Longpré	—	—	750.00/0	(a	)

(a)	Holdings’ common stock has not been registered or publicly traded and therefore, a public market price of the stock is not available. At March 31, 2006 we believe the fair market value to be $0 per share of Common Stock.
Pension Plan
Graphics sponsors the American Color Graphics, Inc. Salaried Employees’ Pension Plan (the “Pension Plan”), a defined benefit pension plan covering full-time salaried employees of Graphics who had at least one year of service as of December 31, 1994.
In October 1994, the Board of Directors approved an amendment to the Pension Plan that resulted in the freezing of additional defined benefits for future services under such plan effective January 1, 1995 (see note 10 to our consolidated financial statements appearing elsewhere in this Report).
At March 31, 2006, the following Named Executive Officers were vested in the Pension Plan and had the following amounts of credited service (original hire date through January 1, 1995) and annual benefit payable upon retirement at age 65 under the Pension Plan: Stephen M. Dyott (3 years, 3 months; $8,220), Kathleen A. DeKam (8 years, 4 months; $4,556), Patrick W. Kellick (6 years, 5 months; $11,456) and Stuart R. Reeve (5 years, 4 months; $9,185) .
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
Supplemental Executive Retirement Plan
In July 2005, we amended and restated the Supplemental Executive Retirement Plan (the “Amended and Restated Supplemental Executive Retirement Plan”), which is a defined benefit plan. At March 31, 2006, the plan included one Named Executive Officer (Kathleen A. DeKam) and one former executive. After five years of vesting service (through July 5, 2010) the plan provides that Ms. DeKam will be eligible for an annual benefit payable upon retirement on or after attaining age 65, or the present value of such benefit at an earlier date under certain circumstances. As specified in a schedule attached to the plan, at March 31, 2006, Kathleen A. DeKam had a $50,000 annual benefit payable at age 65.

The following three Named Executive Officers received payments which represented the present value of 100% of their vested benefit under the Amended and Restated Supplemental Executive Retirement Plan in July 2005 in the following amounts:

Stephen M. Dyott	$497,363
Patrick W. Kellick	$175,269
Stuart R. Reeve	$117,168
As a result of these payments, the above Named Executive Officers have no further current or future vested interest in benefits under the Amended and Restated Supplemental Executive Retirement Plan.
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
On November 19, 2000, Graphics entered into a severance agreement with Kathleen A. DeKam which provides that in the event the employee’s employment is terminated by Graphics without “cause”, as defined above (but also including as “cause” competition with Graphics), or by the employee for “good reason”, as defined above, the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and salary and benefit continuation for two years following termination. The severance agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment ceased.
Graphics is also party to a severance agreement dated as of October 3, 1996 and amended on August 30, 2004, with Patrick Kellick, which provides that in the event the employee’s employment is terminated by Graphics without “cause”, as defined above (but also including as “cause” competition with Graphics), or by the employee for “good reason”, as defined above, the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and the employee will be entitled to salary and benefit continuation for two years following termination. The severance agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-compete obligations that end on the second anniversary of the date employment ceased.

On August 1, 1999, Graphics entered into a severance agreement with Stuart R. Reeve which provides that in the event the employee’s employment is terminated by Graphics without “cause”, as defined above (but also including as “cause” competition with Graphics), or by the employee for “good reason”, as defined above, the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and salary and benefit continuation for two years following termination. Such base salary and benefit payments will be reduced, after the first twelve months from the date of termination, to the extent the employee receives compensation from another employer. The severance agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased.
On January 14, 2000, Graphics entered into a severance agreement with Denis S. Longpré which provides that in the event the employee’s employment is terminated by Graphics without “cause”, as defined above (but also including as “cause” competition with Graphics), or by the employee for “good reason”, as defined above, the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and salary and benefit continuation for one year following termination. Such base salary and benefit payments will be reduced, to the extent the employee receives compensation from another employer. The severance agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the anniversary of the date employment has ceased.
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
We do not maintain a formal compensation committee. Compensation decisions are made by the Board of Directors in consultation with the Chief Executive Officer.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information, as of March 31, 2006, concerning the persons having beneficial ownership of more than five percent of the capital stock of Holdings and the beneficial ownership thereof by each director and Named Executive Officer of Holdings and by all directors and executive officers of Holdings as a group. Each holder below has sole voting power and sole investment power over the shares designated below.

	Shares of
	Holdings
Name	Common Stock	Percent of Class
Morgan Stanley Capital Partners III, L.P.	22,497.9	14.2
MSCP 892 Investors, L.P. c/o Metalmark Capital LLC 1177 Avenue of the Americas New York, NY 10036

Morgan Stanley Capital Investors, L.P.	835.1	0.5
The Morgan Stanley Leveraged Equity Fund II, L.P.	59,450.0	37.6
1585 Broadway New York, NY 10036

First Plaza Group Trust	17,000.0	10.8
c/o Mellon Bank, N.A. 1 Mellon Bank Center Pittsburgh, PA 15258

Directors and Named Executive Officers:

Stephen M. Dyott	14,970.0	9.5

Kathleen A. DeKam (a)	1,809.0	1.1

Patrick W. Kellick (b)	2,484.0	1.6

Stuart R. Reeve (c)	2,610.0	1.6

Denis S. Longpré (d)	750.0	0.5

Eric T. Fry	—	—

Michael C. Hoffman	—	—

Hwan-Yoon Chung	—	—

All directors and executive officers as a Group (eight persons, including Messrs. Dyott, Kellick, Reeve and Longpré and Ms. DeKam) (e)	22,623.0	14.1

(a)	Includes 402.25 common stock options exercisable within 60 days.

(b)	Includes 675.00 common stock options exercisable within 60 days.

(c)	Includes 470.25 common stock options exercisable within 60 days.

(d)	Includes 750.00 common stock options exercisable within 60 days.

(e)	Includes 2,297.50 common stock options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Relationship With Metalmark and Morgan Stanley
Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Capital Investors, L.P. and The Morgan Stanley Leveraged Equity Fund II, L.P. (collectively, the “Morgan Stanley Funds”) hold approximately 52% of the outstanding shares of our common stock. The general partners of such limited partnerships are wholly owned subsidiaries of Morgan Stanley. Metalmark Capital LLC is an independent private equity firm established in 2004 by former principals of Morgan Stanley Capital Partners (“Metalmark”). An affiliate of Metalmark manages Morgan Stanley Capital Partners III, L.P. and MSCP III 892 Investors, L.P. pursuant to a subadvisory agreement. In addition, under such subadvisory arrangement, Morgan Stanley Capital Investors, L.P. and The Morgan Stanley Leveraged Equity Fund II, L.P. are effectively obligated to vote or direct the vote and to dispose or direct the disposition of any of our shares owned directly by them on the same terms and conditions as are determined by Metalmark with respect to shares held by Morgan Stanley Capital Partners III, L.P. and MSCP III 892 Investors, L.P. As a result of these relationships, Metalmark may be deemed to control our management and policies. In addition, Metalmark may be deemed to control all matters requiring stockholder approval, including the election of a majority of our directors, the adoption of amendments to our certificate of incorporation, our payment of dividends (subject to restrictions under our debt agreements) and the approval of mergers and sales of all or substantially all our assets.
Morgan Stanley Senior Funding, Inc. received interest payments for the fiscal year ended March 31, 2004 based on its participation during the course of the year related to our old bank credit agreement. As part of the refinancing transaction on July 3, 2003, $4.9 million was paid to affiliates of Morgan Stanley for the services they performed in conjunction with the Revolving Credit Facility and the original private placement of the 10% Notes.
Stockholders’ Agreement
Holdings, the Morgan Stanley Funds and other stockholders of Holdings entered into an amended and restated stockholders’ agreement, dated as of August 14, 1995, as subsequently amended as of January 16, 1998. The stockholders’ agreement gives the Morgan Stanley Funds the right to designate a director of Holdings. The stockholders’ agreement contains rights of first refusal with regard to the issuance by Holdings of equity securities and sales by the stockholders of equity securities of Holdings owned by them, specified tag along and drag along provisions and registration rights. The stockholders’ agreement also restricts our ability to enter into affiliate transactions unless the transaction is fair and reasonable, with terms no less favorable to us than if the transaction was completed on an arm’s length basis.
Tax Sharing Agreement
Holdings and Graphics are parties to an amended and restated tax sharing agreement effective July 27, 1989. Under the terms of the agreement, Graphics (the income from which is consolidated with that of Holdings for U. S. federal income tax purposes) is liable to Holdings for amounts representing U. S. federal income taxes calculated on a “stand-alone basis”. Each year Graphics pays to Holdings the lesser of (a) Graphics’ U. S. federal tax liability computed on a stand-alone basis and (b) its allocable share of the U. S. federal tax liability of the consolidated group. Accordingly, Holdings is not currently reimbursed for the separate tax liability of Graphics to the extent Holdings’ losses reduce consolidated tax liability. Reimbursement for the use of such Holdings’ losses will occur when the losses may be used to offset Holdings’ income computed on a stand-alone basis. Graphics has also agreed to reimburse Holdings in the event of any adjustment (including interest or penalties) to consolidated income tax returns based upon Graphics’ obligations with respect thereto. No reimbursement obligation currently exists between Graphics and Holdings. Also under the terms of the tax sharing agreement, Holdings has agreed to reimburse Graphics for refundable U. S. federal income tax equal to an amount which would be refundable to Graphics had Graphics filed separate U. S. federal income tax returns for all years under the agreement. Graphics and Holdings have also agreed to treat foreign, state and local income and franchise taxes for which there is consolidated or combined reporting in a manner consistent with the treatment of U. S. federal income taxes as described above.
Transactions With Management and Others
In conjunction with the refinancing transaction entered into on July 3, 2003, we repurchased and currently retired all 5,223 outstanding shares of preferred stock of Holdings. Of the total number of shares repurchased and retired, approximately 23 shares belonged to Stephen M. Dyott and were repurchased for approximately $0.2 million. This resulted in a loss to Mr. Dyott, as he originally purchased the shares for approximately $0.3 million.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table represents fees for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements for the fiscal years ended March 31, 2006 and March 31, 2005 and fees billed for other services rendered by Ernst & Young LLP during those periods. The fees for the annual audit and quarterly reviews reflect the fees for the year on an accrual/estimated basis as required by the Securities and Exchange Commission disclosure rules. Otherwise, the amounts reported reflect actual fees invoiced during the Company’s fiscal year.

	Fiscal Year Ended March 31,
	2006	2005
	(In thousands)
Audit fees (a)	$428	406
Audit-related fees (b)	70	75
Tax fees (c)	42	121
All other fees	—	—

Total fees	$540	602

(a)	Audit fees consist of fees for professional services related to the audit of our consolidated financial statements, review of financial statements included in our quarterly reports, comfort letters and other services related to SEC matters, as well as services that are normally provided by the independent auditor in connection with statutory filings or engagements.

(b)	Audit-related fees consist of employee pension and benefit plan audits.

(c)	Tax fees include the review of federal, state, local and Canadian tax returns as well as tax planning and consultation on new tax legislation, regulations, rulings and developments.
Board of Directors Pre-Approval Policies
The Board of Directors has established pre-approval policies and procedures pursuant to which all audit and auditor provided non-audit engagement fees and terms must be approved. Pre-approval is generally provided for up to one year and is detailed as to the particular service or category of services. The Board of Directors is also responsible for considering, to the extent applicable, whether the independent auditor’s provision of other non-audit services to the Company is compatible with maintaining the independence of the independent auditors.
All services provided by Ernst & Young LLP in the fiscal year ended March 31, 2006 were pre-approved by the Board of Directors.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as a part of this Report:
Reports of Independent Registered Public Accounting Firm

1 and 2.	Financial Statements: The following Consolidated Financial Statements of Holdings are included in Part II, Item 8:

Consolidated balance sheets — March 31, 2006 and 2005

For the Years Ended March 31, 2006, 2005 and 2004:

Consolidated statements of operations
Consolidated statements of stockholders’ deficit
Consolidated statements of cash flows

Notes to Consolidated Financial Statements

Financial Statement Schedules: The following financial statement schedules of Holdings are filed as a part of this Report.

	Schedules	Page No.
I.	Condensed Financial Information of Registrant:
	Condensed Financial Statements (parent company only) for the years ended March 31, 2006, 2005 and 2004 and as of March 31, 2006 and 2005	82

II.	Valuation and qualifying accounts	88
Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set-forth therein is included in the Consolidated Financial Statements or notes thereto.
3. Exhibits: The exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of this Report.

Exhibit No.	Description
3.1	Certificate of Incorporation of Graphics, as amended to date*

3.2	By-laws of Graphics, as amended to date*

3.3	Restated Certificate of Incorporation of Holdings, as amended to date*

3.4	By-laws of Holdings, as amended to date*

10.1	Amended and Restated Credit Agreement dated as of May 5, 2005, among Graphics and Holdings; with Banc of America Securities, as Sole Lead Arranger, and Bank of America, N.A., as Administrative Agent, and certain lenders####

10.2	Employment Agreement, dated as of October 19, 1998, between Graphics and Stephen M. Dyott***

10.3	Severance Letter, dated August 1, 1999, between Graphics and Stuart Reeve***

10.4	Severance Letter, dated October 3, 1996, between Graphics and Patrick Kellick****

10.4 (a)	Amendment to Severance Letter, dated August 30, 2004 between Graphics and Patrick Kellick *****

10.5	Severance Letter, dated January 14, 2000, between Graphics and Denis S. Longpré

10.6	Severance Letter, dated November 19, 2000, between Graphics and Kathleen A. DeKam†

10.7	Amended and Restated Stockholders’ Agreement, dated as of August 14, 1995, among Holdings,

the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III,

Exhibit No.	Description
L.P. and the additional parties named therein**

10.7 (a)	Amendment No. 1, dated January 16, 1998, to Amended and Restated Stockholders’ Agreement dated as of August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II,L.P., Morgan Stanley Capital Partners III, L.P., and the additional parties named herein††††

10.8	Stock Option Plan of Holdings††

10.9	Common Stock Option Agreement Form†††††

10.10	Holdings Common Stock Option Plan††††

10.11	Amended and Restated American Color Graphics, Inc. Supplemental Executive Retirement Plan†††††

10.12	Credit Agreement dated as of July 3, 2003, among Graphics; Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender; Morgan Stanley Senior Funding, Inc., as Documentation Agent; GECC Capital Markets Group Inc., as Syndication Agent; and the financial institutions named therein as Lenders#

10.12 (a)	First Amendment to Credit Agreement dated as of February 9, 2004 to Credit Agreement dated as of July 3, 2003, among Graphics; Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender; Morgan Stanley Senior Funding, Inc., as Documentation Agent; GECC Capital Markets Group Inc., as Syndication Agent; and the financial institutions named therein as Lenders###

10.12 (b)	Second Amendment to Credit Agreement dated as of February 11, 2005 to Credit Agreement dated as of July 3, 2003, among Graphics; Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender; GECC Capital Markets Group, Inc., as Syndication Agent; and the financial institutions named therein as Lenders †††

10.12 (c)	Third Amendment to Credit Agreement dated as of April 7, 2005 to Credit Agreement dated as of July 3, 2003, among Graphics; Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender; GECC Capital Markets Group, Inc., as Syndication Agent; and the financial institutions named therein as Lenders†

10.13	Indenture (including the form of the 10% Notes) dated as of July 3, 2003, among Graphics, Holdings and The Bank of New York#

10.14	Purchase Agreement dated June 19, 2003, among Graphics, Holdings and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers##

10.15	Registration Rights Agreement dated June 19, 2003, among Graphics, Holdings and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Credit Suisse First Boston LLC##

10.16	Intercreditor Agreement dated July 3, 2003, by and among Bank of America, N.A., The Bank of New York and Graphics##

10.17	Security Agreement dated July 3, 2003, among Graphics, Holdings and the Bank of New York##

10.18	Pledge Agreement dated July 3, 2003, by Graphics and Holdings in favor of The Bank of New York, as Trustee##

10.19	Executive Incentive Compensation Program †††††

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference from Amendment No. 2 to Form S-1 filed on October 4, 1993 — Registration number 33-65702.

†	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 2005 – Commission file number 33-97090.

#	Incorporated by reference from Post Effective Amendment No. 9 to Form S-1 filed on July 16, 2003 – Commission file number 33-97090.

##	Incorporated by reference from Form S-4 filed on November 6, 2003 – Registration number 33-97090.

**	Incorporated by reference from Form S-4 filed on September 19, 1995 – Registration number 33-97090.

††	Incorporated by reference from Amendment No. 2 to Form S-4 filed on November 22, 1995 — Registration number 33-97090.

***	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 2000 - Commission file number 33-97090.

†††	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 – Commission file number 33-97090.

###	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 – Commission file number 33-97090.

****	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 2004 – Commission file number 33-97090.

††††	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1998 – Commission file number 33-97090.

####	Incorporated by reference from the Form 8-K filed May 6, 2005 – Commission file number 33-97090.

*****	Incorporated by reference from the Form 8-K filed September 1, 2004 – Commission file number 33-97090.

†††††	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 – Commission file number 33-97090.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Condensed Balance Sheets
(Dollars in thousands except par values)

	March 31,
	2006	2005
Assets

Current assets:

Receivable from subsidiary	$1,134	1,299

Total assets	$1,134	1,299

Liabilities and Stockholders’ Deficit

Liabilities of subsidiary in excess of assets	$230,830	214,003

Income taxes payable	36	36

Total liabilities	230,866	214,039

Commitments and contingencies

Stockholders’ deficit:

Common stock, voting, $.01 par value, 5,852,223 shares authorized,158,205 and 160,067 shares issued and outstanding at March 31, 2006 and 2005, respectively	2	2

Additional paid-in capital	2,038	2,203

Accumulated deficit	(209,760)	(195,183)

Other accumulated comprehensive loss, net of tax	(22,012)	(19,762)

Total stockholders’ deficit	(229,732)	(212,740)

Total liabilities and stockholders’ deficit	$1,134	1,299

See accompanying notes to condensed financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Condensed Statements of Operations
(In thousands)

	Year ended March 31,
	2006	2005	2004
Equity in loss of subsidiary	$14,577	25,667	28,841

Net loss	$14,577	25,667	28,841

See accompanying notes to condensed financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Condensed Statements of Cash Flows
(In thousands)

Year ended March 31,
	2006	2005	2004
Cash flows from operating activities	$—	—	—

Cash flows from investing activities	—	—	—

Cash flows from financing activities	—	—	—

Net change in cash	$—	—	—

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
Holdings has no operations or significant assets other than its investment in Graphics. Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at March 31, 2006, Graphics’ ability to pay dividends or lend to Holdings is restricted, except that Graphics may pay specified amounts to Holdings to fund the payment of Holdings’ obligations pursuant to a tax sharing agreement (see notes 4 and 5).
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

The accompanying condensed financial statements (parent company only) include the accounts of Holdings and its investments in Graphics accounted for in accordance with the equity method, and do not present the financial statements of Holdings and its subsidiary on a consolidated basis. These parent company only financial statements should be read in conjunction with the ACG Holdings, Inc. consolidated financial statements. The Acquisition was accounted for under the purchase method of accounting applying the provisions of Accounting Principles Board Opinion No. 16 (“APB 16”).

2.	Guarantees

As set forth in ACG Holdings, Inc. consolidated financial statements, a substantial portion of Graphics’ long-term obligations has been guaranteed by Holdings.

Holdings has guaranteed Graphics’ indebtedness under the 2005 Credit Agreement, defined below, which guarantee is secured by a pledge of all of Graphics’ stock. Borrowings under the 2005 Credit Agreement are secured by substantially all assets of Graphics. Holdings is restricted under its guarantee of the 2005 Credit Agreement from, among other things, entering into mergers, acquisitions, incurring additional debt or paying cash dividends.

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

Holdings and Graphics (collectively the “Company”) are parties to an amended and restated tax sharing agreement effective July 27, 1989. Under the terms of the agreement, Graphics (the income from which is consolidated with that of Holdings for U. S. federal income tax purposes) is liable to Holdings for amounts representing U. S. federal income taxes calculated on a “stand-alone basis”. Each year Graphics pays to Holdings the lesser of (i) Graphics’ U. S. federal tax liability computed on a stand-alone basis and (ii) its allocable share of the U. S. federal tax liability of the consolidated group. Accordingly, Holdings is not currently reimbursed for the separate tax liability of Graphics to the extent Holdings’ losses reduce the consolidated tax liability. Reimbursement for the use of such Holdings’ losses will occur when the losses may be used to offset Holdings’ income computed on a stand-alone basis. Graphics has also agreed to reimburse Holdings in the event of any adjustment (including interest or penalties) to consolidated income tax returns based upon Graphics’ obligations with respect thereto. No reimbursement obligation currently exists between Graphics and Holdings. Also under the terms of the tax sharing agreement, Holdings has agreed to reimburse Graphics for refundable U. S. federal income taxes equal to an amount which would be refundable to Graphics had Graphics filed separate U. S. federal income tax returns for all years under the agreement. Graphics and Holdings have also agreed to treat foreign, state and local income and franchise taxes for which there is consolidated or combined reporting in a manner consistent with the treatment of U. S. federal income taxes as described above.

5.	Refinancing Transactions

July 3, 2003 Refinancing

On July 3, 2003, the Company sold $280 million aggregate principal amount of its 10% Senior Second Secured Notes Due 2010 (the “10% Notes”) as part of a recapitalization involving Graphics, Holdings and certain affiliates of the Company and also entered into a $70 million senior secured revolving credit facility maturing on July 3, 2008, with a syndicate of lenders (the “Revolving Credit Facility”), (collectively the “2003 Refinancing”). Graphics repaid substantially all existing indebtedness (excluding capital leases) through:
•	the repayment of all amounts outstanding under the old bank credit agreement, and the concurrent termination of all related commitments thereunder;

•	the issuance of letters of credit under the Revolving Credit Facility to replace outstanding letters of credit; and

•	effective August 3, 2003, the redemption of all of the 12 3/4% Senior Subordinated Notes Due 2005 (the “12 3/4% Notes”), at a redemption price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest thereon.
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

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Notes to Condensed Financial Statements
May 5, 2005 Refinancing
On May 5, 2005, the Company entered into an Amended and Restated Credit Agreement with Banc of America Securities, as Sole Lead Arranger, and Bank of America, N.A., as Administrative Agent, and certain lenders (the “2005 Credit Agreement”) which resulted in the refinancing of the Revolving Credit Facility and significantly improved the Company’s liquidity position. The 2005 Credit Agreement is a $90 million secured facility comprised of:
•	a $55 million revolving credit facility ($40 million of which may be used for letters of credit), which is not subject to a borrowing base limitation, maturing on December 15, 2009 (the “2005 Revolving Credit Facility”); and

•	a $35 million non-amortizing term loan facility maturing on December 15, 2009 (the “2005 Term Loan Facility”).
Interest on borrowings under the 2005 Credit Agreement is floating, based upon existing market rates, plus agreed upon margin levels. In addition, Graphics is obligated to pay specified commitment and letter of credit fees.
Borrowings under the 2005 Term Loan Facility must be repaid in full on the facility’s maturity date of December 15, 2009. Graphics is also required to prepay the 2005 Term Loan Facility and the 2005 Revolving Credit Facility under certain circumstances with excess cash flows and proceeds from certain sales of assets, equity and incurrence of indebtedness.
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
The 2005 Credit Agreement requires satisfaction of a specified first-lien debt-to-earnings ratio. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. The 2005 Credit Agreement places conditions upon the Company’s ability to, among other things:
•	change the nature of its business;

•	pay dividends or make other distributions;

•	make capital expenditures, other investments or acquisitions;

•	enter into transactions with affiliates;

•	dispose of assets or enter into mergers or other business combinations;

•	incur or guarantee additional debt;

•	repay debt or repurchase or redeem equity interests and debt;

•	place restrictions on dividends, distributions or transfers to the Company or Holdings from its subsidiaries;

•	create or permit to exist certain liens; and

•	pledge assets or engage in sale-leaseback transactions.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
ACG HOLDINGS, INC.

	Balance at					Balance at
	Beginning	Expense /	Write-	Other		End of
	of Period	(Income)	offs	Adjustments		Period
	(in thousands)
Fiscal Year ended March 31, 2006

Allowance for doubtful accounts	$1,783	(110)	(250)	(148)		1,275

Reserve for inventory obsolescence	$267	102	(41)	—		328

Income tax valuation allowance	$54,772	—	—	7,125	(a)	61,897

Fiscal Year ended March 31, 2005

Allowance for doubtful accounts	$2,853	257	(1,327)	—		1,783

Reserve for inventory obsolescence	$285	114	(132)	—		267

Income tax valuation allowance	$45,185	—	—	9,587	(b)	54,772

Fiscal Year ended March 31, 2004

Allowance for doubtful accounts	$2,524	998	(689)	20		$2,853

Reserve for inventory obsolescence	$385	(20)	(80)	—		$285

Income tax valuation allowance	$26,815	12,800 (c)	—	5,570	(b)	$45,185

(a)	The increase in the valuation allowance relates to current year losses for which no tax benefit has been recorded and an increase in deferred tax assets related to the minimum pension liability.

(b)	The increase in the valuation allowance relates to current year losses for which no tax benefit has been recorded, partially offset by a decrease in deferred tax assets related to the minimum pension liability.

(c)	The increase in the valuation allowance relates to a reduction in projected future use of deferred tax assets.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.
ACG Holdings, Inc.
American Color Graphics, Inc.

Date

/s/	Stephen M. Dyott	June 28, 2006

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

Signature	Title	Date

/s/ Patrick W. Kellick	Senior Vice President	June 28, 2006
Patrick W. Kellick	Chief Financial Officer
and Secretary
(Principal Financial Officer)

/s/ Linda G. Plisco	Assistant Corporate Controller	June 28, 2006
Linda G. Plisco	(Principal Accounting Officer)

/s/ Michael C. Hoffman	Director	June 28, 2006
Michael C. Hoffman

/s/ Eric T. Fry	Director	June 28, 2006
Eric T. Fry

/s/ Hwan-Yoon Chung	Director	June 28, 2006
Hwan-Yoon Chung

ACG HOLDINGS, INC.
Annual Report on Form 10-K
Fiscal Year Ended March 31, 2006
Index to Exhibits

Exhibit No.	Description
10.5	Severance Letter, dated January 14, 2000, between Graphics and Denis S. Longpré

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350