Form 10-Q
period 2006-12-31
AMERICAN COLOR GRAPHICS INC; ACG HOLDINGS INC
filed 2007-02-14
CIK 856709, 856710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Yes ☐ No ☑
ACG Holdings, Inc. has 158,205 shares outstanding of its Common Stock, $.01 Par Value, as of January 31, 2007 (all of which are privately owned and not traded on a public market).

ACG HOLDINGS, INC.
PART I – FINANCIAL INFORMATION
Condensed Consolidated Balance Sheets
(In thousands)

	December 31, 2006	March 31, 2006
	(Unaudited)
Assets

Current assets:
Cash	$—	—
Receivables:
Trade accounts, less allowance for doubtful accounts of $1,031 and $1,275 at December 31, 2006 and March 31, 2006, respectively	48,325	41,080
Other	2,530	3,463

Total receivables	50,855	44,543

Inventories	7,831	7,714
Deferred income taxes	1,409	1,409
Prepaid expenses and other current assets	4,875	4,733

Total current assets	64,970	58,399

Property, plant and equipment	296,283	287,270
Less accumulated depreciation	(213,167)	(199,504)

Net property, plant and equipment	83,116	87,766

Excess of cost over net assets acquired	66,548	66,548

Other assets	19,298	18,789

Total assets	$233,932	231,502

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par values)

	December 31, 2006	March 31, 2006
	(Unaudited)
Liabilities and Stockholders’ Deficit

Current liabilities:
Current installments of capitalized leases	$3,605	3,731
Trade accounts payable	35,219	33,845
Accrued expenses	28,104	36,367
Income tax payable	438	160

Total current liabilities	67,366	74,103

Long-term debt and capitalized leases, excluding current installments	348,337	320,553
Deferred income taxes	3,224	3,866
Other liabilities	56,998	62,712

Total liabilities	475,925	461,234

Commitments and contingencies (note 9)

Stockholders’ deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 158,205 shares issued and outstanding at December 31, 2006 and March 31, 2006	2	2
Additional paid-in capital	2,038	2,038
Accumulated deficit	(221,930)	(209,760)
Other accumulated comprehensive loss, net of tax	(22,103)	(22,012)

Total stockholders’ deficit	(241,993)	(229,732)

Total liabilities and stockholders’ deficit	$233,932	231,502

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2006	2005
Sales	$120,065	118,724
Cost of sales	106,947	103,813

Gross profit	13,118	14,911
Selling, general and administrative expenses	6,595	7,119
Restructuring costs (benefit)	—	(502)

Operating income	6,523	8,294
Other expense (income):
Interest expense	10,301	9,473
Interest income	(43)	(14)
Other, net	581	7

Total other expense	10,839	9,466

Loss before income taxes	(4,316)	(1,172)

Income tax expense (benefit):
Current	223	121
Deferred	(85)	(3,545)

Total income tax expense (benefit)	138	(3,424)

Net income (loss)	$(4,454)	2,252

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2006	2005
Sales	$341,729	332,454
Cost of sales	304,118	293,117

Gross profit	37,611	39,337
Selling, general and administrative expenses	18,840	19,113
Restructuring costs (benefit)	—	(502)

Operating income	18,771	20,726
Other expense (income):
Interest expense	29,926	28,036
Interest income	(93)	(77)
Other, net	1,256	489

Total other expense	31,089	28,448

Loss before income taxes	(12,318)	(7,722)

Income tax expense (benefit):
Current	494	208
Deferred	(642)	(3,594)

Total income tax benefit	(148)	(3,386)

Net loss	$(12,170)	(4,336)

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2006	2005
Cash flows provided (used) by operating activities:

Net loss	$(12,170)	(4,336)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	13,854	14,397
Amortization of other assets	32	215
Amortization of deferred financing costs	2,555	2,242
Deferred income tax benefit	(642)	(3,594)
Decrease in working capital deficiency and other	(19,159)	(21,019)

Net cash used by operating activities	(15,530)	(12,095)

Cash flows provided (used) by investing activities:

Purchases of property, plant and equipment	(9,184)	(6,475)
Proceeds from sale of property, plant and equipment held for sale (note 3)	—	6,877
Proceeds from other sales of property, plant and equipment	62	213
Other	(135)	(184)

Net cash provided (used) by investing activities	(9,257)	431

Cash flows provided (used) by financing activities:

Proceeds from 2005 term loan facility (note 4)	—	35,000
Net increase (decrease) in revolver borrowings	30,471	(16,000)
Repayment and buyout of capital lease obligations	(2,813)	(3,784)
Payment of deferred financing costs	(2,871)	(3,526)

Net cash provided by financing activities	24,787	11,690

Effect of exchange rates on cash	—	(26)

Net change in cash	—	—

Cash:
Beginning of period	—	—

End of period	$—	—

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
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and nine month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2006.
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Inventories
The components of inventories are as follows (in thousands):

	December 31,	March 31,
	2006	2006
Paper	$5,854	5,959
Ink	132	140
Supplies and other	1,845	1,615

Total inventories	$7,831	7,714

3. Assets and Liabilities Held For Sale
At March 31, 2005, the Company held certain assets and obligations under capital leases for sale at a fair value of $8.1 million and $1.0 million, respectively. On March 16, 2005, the Company ceased operations at the Pittsburg, California print facility, resulting in the write-off of certain assets totaling approximately $0.5 million. In March 2005, the Company also executed a letter of intent with a prospective buyer to sell certain of the print facility’s other assets, some of which were subject to capital lease obligations. On April 20, 2005, the Company completed the sale of these assets for an aggregate selling price of approximately $8.1 million (including $6.9 million for property, plant and equipment, $1.1 million for other assets and $0.1 million of miscellaneous closing and settlement costs) and terminated $1.0 million of related capital lease obligations. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company wrote down the assets held for sale to fair value,

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
resulting in a $0.7 million impairment charge, in the quarter ended March 31, 2005. This charge was classified within restructuring costs and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2005. As a result, the Company has recorded no gain or loss on this transaction subsequent to March 31, 2005.
4. May 5, 2005 Refinancing Transaction
On May 5, 2005, the Company entered into an Amended and Restated Credit Agreement with Banc of America Securities, as Sole Lead Arranger, and Bank of America, N.A., as Administrative Agent, and certain lenders (as amended on September 26, 2006, the “2005 Credit Agreement”) which resulted in the refinancing of the Company’s $70 million senior secured revolving credit facility, maturing on July 3, 2008, with a syndicate of lenders (the “Revolving Credit Facility”) and significantly improved the Company’s liquidity position. The 2005 Credit Agreement is a $90 million secured facility comprised of :
•	a $55 million revolving credit facility ($40 million of which may be used for letters of credit), which is not subject to a borrowing base limitation, maturing on December 15, 2009 (the “2005 Revolving Credit Facility”); and

•	a $35 million non-amortizing term loan facility maturing on December 15, 2009 (the “2005 Term Loan Facility”).
Interest on borrowings under the 2005 Credit Agreement is floating based upon existing market rates (generally based upon LIBOR), plus agreed upon margins (which was 5.50% per annum for LIBOR loans at December 31, 2006), which margin level increases as the levels of receivables sold by Graphics to Graphics Finance (as defined in note 5 below) meet certain thresholds under the Receivables Facility (as defined in note 5 below). In addition, Graphics is obligated to pay specified commitment and letter of credit fees.
Borrowings under the 2005 Term Loan Facility must be repaid in full on the facility’s maturity date of December 15, 2009. Graphics is also required to prepay the 2005 Term Loan Facility and the 2005 Revolving Credit Facility under certain circumstances with excess cash flows and proceeds from certain sales of assets, equity issuances and incurrences of indebtedness.
Borrowings under the 2005 Credit Agreement are secured by substantially all of Graphics’ assets. Receivables sold to Graphics Finance (as defined below in note 5) under the Receivables Facility (as defined below in note 5) are released from this lien at the time they are sold. In addition, Holdings has guaranteed all indebtedness under the 2005 Credit Agreement which guarantee is secured by a pledge of all of Graphics’ capital stock.
The 2005 Credit Agreement requires satisfaction of a specified first-lien debt-to-earnings ratio. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. The 2005 Credit Agreement places conditions upon the Company’s ability to, among other things:
•	change the nature of its business;

•	pay dividends or make other distributions;

•	make capital expenditures, other investments or acquisitions;

•	enter into transactions with affiliates;

•	dispose of assets or enter into mergers or other business combinations;

•	incur or guarantee additional debt;

•	repay debt or repurchase or redeem equity interests and debt;

•	place restrictions on dividends, distributions or transfers to the Company from its subsidiaries;

•	create or permit to exist certain liens; and

•	pledge assets or engage in sale-leaseback transactions.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company was in compliance with the covenant requirements set forth in the 2005 Credit Agreement at December 31, 2006.
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
At December 31, 2006, the Company had borrowings outstanding under the 2005 Revolving Credit Facility totaling $25.4 million and had letters of credit outstanding of approximately $22.7 million. As a result, the Company had additional borrowing availability under the 2005 Revolving Credit Facility of approximately $6.9 million. During the quarter ended June 30, 2005, the Company used the proceeds from the 2005 Term Loan Facility to repay borrowings outstanding under the Revolving Credit Facility (of which the balance was $16.0 million as of March 31, 2005) and settle certain other of its obligations.
5. September 26, 2006 Revolving Trade Receivables Facility
On September 26, 2006, American Color Graphics Finance, LLC (“Graphics Finance”), a newly formed wholly-owned subsidiary of Graphics, entered into a $35 million revolving trade receivables facility (the “Receivables Facility”) with Banc of America Securities, as Sole Lead Arranger and Book Manager, and Bank of America, N.A., as Administrative Agent, Collateral Agent and Lender.
The Receivables Facility improves Graphics’ liquidity position and provides additional funding for future growth.
The maximum availability under the Receivables Facility is $35 million. Availability at any time will be limited to a borrowing base linked to 85% of the balances of eligible receivables less certain minimum excess availability requirements. Graphics expects most of its receivables from U.S. customers will be eligible for inclusion in the borrowing base.
Borrowings under the Receivables Facility are secured by substantially all the assets of Graphics Finance, which consist primarily of any receivables sold by Graphics to Graphics Finance pursuant to a receivables contribution and sale agreement. Graphics services these receivables pursuant to a servicing agreement with Graphics Finance.
The Receivables Facility contains covenants customary for facilities of this type, including requirements related to credit and collection policies, deposits of collections and maintenance by each party of its separate corporate identity, including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Holdings and its consolidated subsidiaries. Failure to meet these covenants could lead to an acceleration of the obligations under the Receivables Facility, following which the lenders would have the right to sell the assets securing the Receivables Facility.
Borrowings under the Receivables Facility must be repaid in full on the maturity date of December 15, 2009.
Interest on borrowings under the Receivables Facility is floating, based on existing market rates, plus an agreed upon margin. For LIBOR loans, such margin was 4.25% at December 31, 2006. In addition, Graphics Finance is obligated to pay specified unused commitment fees and other customary fees.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On December 31, 2006, there were borrowings of $5.1 million under the Receivables Facility. Based on receivables purchased from Graphics at December 31, 2006, additional availability under the Receivables Facility was approximately $1.0 million. In addition to this availability, if Graphics Finance had purchased from Graphics all other eligible receivables at December 31, 2006, availability would have further increased by $27.2 million.
At December 31, 2006, Graphics Finance had $0.2 million of cash deposits with Bank of America, which have been classified as Other current assets in the Company’s condensed consolidated balance sheet, as such funds are pledged to secure payment of borrowings under the Receivables Facility and are therefore not available to meet the Company’s cash operating requirements.
6. Comprehensive Income (Loss)
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income (loss).
Total comprehensive income (loss) for the three and nine months ended December 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income (loss)	$(4,454)	2,252	(12,170)	(4,336)

Foreign currency translation adjustment, net of tax	(471)	96	(91)	213

Total comprehensive income (loss)	$(4,925)	2,348	(12,261)	(4,123)

7. Income Taxes
Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts as measured by tax laws and regulations.
The Company recorded income tax expense of $0.1 million and income tax benefit of $0.1 million for the three and nine months ended December 31, 2006, respectively, compared to an income tax benefit of $3.4 million for both the three and nine months ended December 31, 2005. The benefit in the nine months ended December 31, 2006 relates primarily to an adjustment of $0.4 million, recorded in the quarter ended June 30, 2006 to reflect a change in estimate with respect to our income tax liability, which was partially offset by income tax expense in foreign jurisdictions. The income tax benefit in the three and nine months ended December 31, 2005 relates primarily to an adjustment of $3.6 million, recorded in the three months ended December 31, 2005, to reflect a change in estimate with respect to our income tax liability. The adjustments arose from events that changed our probability assessment (as discussed in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”)) regarding the likelihood that certain contingent income tax items would become actual future liabilities.
Income tax benefit from U.S. losses during the three and nine months ended December 31, 2006 and 2005 was primarily offset by increases in the deferred tax asset valuation allowance.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. Employee Benefit Plans
Components of Net Periodic Benefit Cost (in thousands)

	Defined Benefit		Defined Benefit
	Pension Plans		Postretirement Plan
	Three months ended		Three months ended
	December 31,		December 31,
	2006	2005	2006	2005
Service cost	$111	125	(5)	8
Interest cost	1,037	1,104	(31)	46
Expected return on plan assets	(1,209)	(1,065)	—	—
Amortization of prior service cost	—	—	(71)	(55)
Amortization of unrecognized loss	497	509	—	—
Recognized net actuarial loss (gain)	—	—	(2)	14

Net periodic benefit cost	$436	673	(109)	13

	Nine months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
Service cost	$342	357	18	33
Interest cost	3,156	3,346	105	170
Expected return on plan assets	(3,652)	(3,196)	—	—
Amortization of prior service cost	—	—	(213)	(166)
Amortization of unrecognized loss	1,513	1,511	—	—
Recognized net actuarial loss	—	—	6	1

Net periodic benefit cost	$1,359	2,018	(84)	38

9. Commitments and Contingencies
The Company has an employment agreement with one of its principal officers. The agreement provides for a minimum salary level as well as incentive bonuses, which are payable if specified management goals are attained. The aggregate commitment for future compensation at December 31, 2006, excluding bonuses, is approximately $1.7 million.
In the fiscal year ended March 31, 1998, the Company entered into multi-year contracts to purchase a portion of the Company’s raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company’s raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases, while purchase quantity levels are variable based upon certain contractual requirements and conditions. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved and the related inventory is sold. The amount deferred at December 31, 2006 is $42.4 million and is included within Other liabilities in the Company’s condensed consolidated balance sheet.

ACG HOLDINGS, INC.
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
Based upon an analysis of Graphics’ volumetric share of waste contributed to the sites, the Company maintains a reserve of approximately $0.1 million in connection with these liabilities included within Other liabilities in its condensed consolidated balance sheet at December 31, 2006. The Company believes this amount is adequate to cover such liabilities.
The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements as a whole.
10. Restructuring Costs
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
As a result, the Company recorded a pre-tax restructuring charge of approximately $1.5 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This restructuring charge was composed of severance and related termination benefits, lease termination costs primarily related to future lease commitments and other costs. The Company reduced the restructuring reserve related to this plan by approximately $0.3 million in the quarter ended March 31, 2006. This was primarily the result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods and certain changes in assumptions related to lease termination costs. The reduction of the restructuring reserve was classified within restructuring costs (benefit) and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2006.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2006, (in thousands):

	03/31/06		12/31/06
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Lease termination costs	$576	(123)	453
Other costs	12	—	12

	$588	(123)	465

The process of consolidating the two premedia services facilities and the elimination of certain personnel within the Company was substantially completed by April 30, 2005. During the fiscal year ended March 31, 2006, $0.6 million of these costs were paid. As of December 31, 2006 the Company believes the restructuring reserve of approximately $0.5 million is adequate. The Company anticipates approximately $0.1 million will be paid during the remainder of the fiscal year ending March 31, 2007, $0.2 million will be paid during each of the fiscal years ending March 31, 2008 and March 31, 2009 and the remaining less than $0.1 million will be paid during the fiscal year ending March 31, 2010. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility and Receivables Facility.
Pittsburg Facility Closure Plan
In March 2005, the Company’s Board of Directors approved a restructuring plan for the print segment to reduce manufacturing costs and improve profitability. This plan included the closure of the Pittsburg, California print facility. This action resulted in the elimination of 136 positions within the Company.
As a result, the Company recorded a pre-tax restructuring charge of approximately $3.1 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed of severance and related termination benefits, lease termination costs and other costs. The Company reduced the restructuring reserve related to this plan by approximately $0.8 million in the quarter ended December 31, 2005 as a result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods. The reduction of the restructuring reserve was classified within restructuring costs (benefit) in the condensed consolidated statements of operations for the quarter ended December 31, 2005. The Company further reduced the restructuring reserve related to this plan by approximately $0.1 million in the quarter ended March 31, 2006 as a result of certain changes in assumptions related to lease termination costs. The reduction of the reserve was classified within restructuring costs (benefit) and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2006.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2006 (in thousands):

	03/31/06		12/31/06
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Lease termination costs	$599	(1)	598
Other costs	26	—	26

	$625	(1)	624

The process of closing the print facility and the elimination of certain personnel within the Company was completed by March 31, 2005. During the fiscal years ended March 31, 2006 and 2005, $0.6 million and $1.0 million of these costs were paid, respectively. As of December 31, 2006 the Company believes the restructuring reserve of approximately $0.6 million is adequate. The Company anticipates that the remainder of these costs will be paid during the fiscal year ending March 31, 2008. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility and Receivables Facility.
Plant and SG&A Reduction Plan
In February 2005, the Company’s Board of Directors approved a restructuring plan for the print and premedia services segments to reduce overhead costs and improve operating efficiency and profitability. This plan resulted in the elimination of 60 positions within the Company, including both facility and selling and administrative employees.
As a result, the Company recorded a pre-tax restructuring charge of approximately $3.8 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring costs and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed of severance and related termination benefits and other costs. The Company reduced the reserve related to this plan by approximately $0.4 million in the quarter ended March 31, 2006 primarily as a result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods. This reduction of the reserve was classified within restructuring costs (benefit) and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2006.
The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2006 (in thousands):

	03/31/06		12/31/06
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$848	(557)	291
Other costs	103	(2)	101

	$951	(559)	392

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Employee terminations related to this plan were substantially completed by March 31, 2005. During the fiscal years ended March 31, 2006 and 2005, $2.1 million and $0.3 million of these costs were paid, respectively. As of December 31, 2006 the Company believes the restructuring reserve of approximately $0.4 million is adequate. The Company anticipates that approximately $0.2 million will be paid during the remainder of the fiscal year ending March 31, 2007 and the remaining $0.2 million will be paid during the fiscal year ending March 31, 2008. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility and Receivables Facility.
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
The costs of this restructuring plan were accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed primarily of severance and related termination benefits. The Company reduced the restructuring reserve related to this plan by approximately $0.1 and $0.7 million in the quarters ended March 31, 2006 and 2005, respectively. These reductions were primarily the result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods. These reductions were classified within restructuring costs (benefit) and other charges in the consolidated statements of operation for the fiscal years ended March 31, 2006 and 2005, respectively.
The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2006 (in thousands):

	03/31/06			12/31/06
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Severance and other employee costs	$223	—	—	223
Other costs	110	(95)	(11)	4

	$333	(95)	(11)	227

During the fiscal years ended March 31, 2006, 2005 and 2004, $0.5 million, $2.3 million and $1.8 million of these costs were paid, respectively. As of December 31, 2006 the Company believes the restructuring reserve of approximately $0.2 million is adequate. The Company anticipates that the remaining $0.2 million will be paid during the fiscal year ending March 31, 2008. These costs will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility and Receivables Facility.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
July 2003 Plan
In July 2003, the Company implemented a restructuring plan for the print and premedia services segments to further reduce its selling, general and administrative expenses. This plan resulted in the termination of four administrative employees.
As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $1.8 million in the quarter ended September 30, 2003. This charge was classified within restructuring costs in the condensed consolidated statement of operations in the quarter ended September 30, 2003. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146. The restructuring charge was composed of severance and related termination benefits.
The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2006 (in thousands):

	03/31/06			12/31/06
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Severance and other employee costs	$102	(113)	11	—
During the fiscal year ended March 31, 2006, $0.3 million of these costs were paid and in each of the fiscal years ended March 31, 2005 and 2004, $0.7 million of these costs were paid. As of December 31, 2006, the Company has paid all costs associated with this plan.
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
As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $8.6 million in the fourth quarter of the fiscal year ended March 31, 2002. This charge was classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2002. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The restructuring charge included severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs including primarily legal fees, site clean-up costs and the write-off of certain press related parts that provided no future use or functionality. The Company recorded an additional $0.2 million, $0.3 million and $0.7 million of restructuring charges related to this plan in the quarters ended March 31, 2006, December 31, 2005 and March 31, 2005, respectively, and $0.2 million in each of the quarters ended March 31, 2004 and September 30, 2003. These charges primarily related to

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
future lease commitments and were classified within restructuring costs (benefit) in the consolidated statements of operations for the fiscal years ended March 31, 2006, 2005 and 2004.
The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2006 (in thousands):

	03/31/06		12/31/06
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Lease termination costs	$1,528	(256)	1,272
The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. During each of the fiscal years ended March 31, 2006 and 2005, $0.5 million of these costs were paid, in the fiscal year ended March 31, 2004, $0.9 million of these costs were paid and in each of the fiscal years ended March 31, 2003 and 2002, $3.4 million of these costs were paid. As of December 31, 2006, the Company believes the restructuring reserve of approximately $1.3 million is adequate. The Company anticipates that $0.1 million will be paid during the remainder of fiscal year ending March 31, 2007, $0.2 million will be paid in the fiscal year ending March 31, 2008, $0.3 million will be paid during each of the fiscal years ending March 31, 2009 and March 31, 2010 and the remaining $0.4 million will be paid during the fiscal year ending March 31, 2011. These costs will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility and Receivables Facility.
11. Industry Segment Information
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
The accounting policies of the segments are the same as those used by the Company in its condensed consolidated financial statements. The Company evaluates performance based on segment EBITDA which is defined as earnings before net interest expense, income tax expense (benefit), depreciation and amortization. The Company generally accounts for intersegment revenues and transfers as if the revenues or transfers were to third parties, that is, at current market prices.
The Company’s reportable segments are business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies. A substantial portion of the revenue, long-lived assets and other assets of the Company’s reportable segments are attributed to or located in the United States.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Nine Months Ended December 31, 2006
Sales	$304,574	37,155	—	341,729

EBITDA	$27,926	6,872	(3,397)	31,401

Depreciation and amortization	(12,334)	(1,552)	—	(13,886)
Interest expense	—	—	(29,926)	(29,926)
Interest income	—	—	93	93
Income tax benefit	—	—	148	148

Net income (loss)	$15,592	5,320	(33,082)	(12,170)

Total assets	$209,694	10,824	13,414	233,932
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$8,626	558	—	9,184

Nine Months Ended December 31, 2005
Sales	$291,219	41,235	—	332,454

EBITDA	$28,587	8,730	(2,468)	34,849

Depreciation and amortization	(12,635)	(1,977)	—	(14,612)
Interest expense	—	—	(28,036)	(28,036)
Interest income	—	—	77	77
Income tax benefit	—	—	3,386	3,386

Net income (loss)	$15,952	6,753	(27,041)	(4,336)

Total assets	$214,966	15,117	14,435	244,518
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$5,576	899	—	6,475

Three Months Ended December 31, 2006
Sales	$108,330	11,735	—	120,065

EBITDA	$10,248	1,670	(1,371)	10,547

Depreciation and amortization	(4,089)	(516)	—	(4,605)
Interest expense	—	—	(10,301)	(10,301)
Interest income	—	—	43	43
Income tax expense	—	—	(138)	(138)

Net income (loss)	$6,159	1,154	(11,767)	(4,454)

Total assets	$209,694	10,824	13,414	233,932
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$1,735	199	—	1,934

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Three Months Ended December 31, 2005
Sales	$105,006	13,718	—	118,724

EBITDA	$11,149	2,711	(822)	13,038

Depreciation and amortization	(4,126)	(625)	—	(4,751)
Interest expense	—	—	(9,473)	(9,473)
Interest income	—	—	14	14
Income tax benefit	—	—	3,424	3,424

Net income (loss)	$7,023	2,086	(6,857)	2,252

Total assets	$214,966	15,117	14,435	244,518
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$1,777	386	—	2,163
12. Impact of Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the fair value approach in SFAS 123R is similar to the fair value approach described in SFAS 123. Upon adoption of SFAS 123R on April 1, 2006, the Company elected to continue using the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. The adoption of SFAS 123R had no impact on compensation expense for the three and nine months ended December 31, 2006 as the Company granted no options during these periods. Additionally, all outstanding options on the date of adoption had a fair value of $0. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow. The Company reported no such financing cash flows in the three or nine month periods ended December 31, 2006. For the three and nine months ended December 31, 2005, as well as for the fiscal year ended March 31, 2006, the Company recognized no operating cash flows for such excess tax deductions.
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The adoption of SFAS 154 as of April 1, 2006 has had no impact on the condensed consolidated financial statements as a whole.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), to clarify the accounting for uncertainty in income taxes in financial statements prepared in accordance with the provisions of SFAS 109 and to provide greater consistency in criteria used to determine benefits related to income taxes. In accounting for uncertain tax positions, the Company currently applies the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). SFAS 5 provides that a contingency should be recorded if it is probable that an uncertain position will become an actual future liability. FIN 48 provides that the benefit of an uncertain position should not be recorded unless it is more likely-than-not that the position will be sustained upon review. The Company will be required to adopt FIN 48 on April 1, 2007. At that time, the cumulative effect of applying FIN 48 will be reported as an adjustment to the opening balance sheet. The Company has not yet completed its analysis of the impact, if any, of the adoption of FIN 48 on the condensed consolidated financial statements as a whole.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an entity to (a) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan prospectively and the disclosure requirements are effective for the Company for the fiscal year ending March 31, 2008. The requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end will be effective for the fiscal year ending March 31, 2009. The Company has begun its analysis of the impact of the adoption of SFAS 158 but does not currently anticipate a significant impact on the condensed consolidated financial statements as a whole.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “intends,” “expects,” “may,” “will,” “estimates,” “should,” “could,” “anticipates,” “plans” or other comparable terms are intended to identify forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside of the control of Holdings, together with its wholly-owned subsidiary, Graphics, including, but not limited to:
•	a failure to achieve expected cost reductions or to execute other key strategies;

•	fluctuations in the cost of paper, ink and other key raw materials;

•	changes in the advertising and print markets;

•	actions by our competitors, particularly with respect to pricing;

•	the financial condition of our customers;

•	downgrades of our credit ratings;

•	our financial condition and liquidity and our leverage and debt service obligations;

•	the general condition of the United States economy;

•	interest rate and foreign currency exchange rate fluctuations;

•	the level of capital resources required for our operations;

•	changes in the legal and regulatory environment;

•	the demand for our products and services; and

•	other risks and uncertainties, including the matters set forth in this Report generally and those described from time to time in our filings with the Securities and Exchange Commission.
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

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following table summarizes our results of operations for the three months ended December 31, 2006 (the “2006 Three-Month Period”), the three months ended December 31, 2005 (the “2005 Three-Month Period”), the nine months ended December 31, 2006 (the “2006 Nine-Month Period”) and the nine months ended December 31, 2005 (the “2005 Nine-Month Period”):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Sales:
Print	$108,330	105,006	304,574	291,219
Premedia Services	11,735	13,718	37,155	41,235

Total	$120,065	118,724	341,729	332,454

Gross Profit:
Print	$10,464	11,098	27,806	27,816
Premedia Services	2,646	3,814	9,799	11,524
Other	8	(1)	6	(3)

Total	$13,118	14,911	37,611	39,337

Gross Margin:
Print	9.7%	10.6%	9.1%	9.6%
Premedia Services	22.5%	27.8%	26.4%	27.9%
Total	10.9%	12.6%	11.0%	11.8%

EBITDA:
Print	$10,248	11,149	27,926	28,587
Premedia Services	1,670	2,711	6,872	8,730
Other (a)	(1,371)	(822)	(3,397)	(2,468)

Total	$10,547	13,038	31,401	34,849

EBITDA Margin:
Print	9.5%	10.6%	9.2%	9.8%
Premedia Services	14.2%	19.8%	18.5%	21.2%
Total	8.8%	11.0%	9.2%	10.5%

(a)	Other operations include corporate general and administrative expenses.
EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company’s operating performance as it removes interest, taxes, depreciation and amortization from the operational results of our business. “EBITDA” is defined as earnings before net interest expense, income tax expense (benefit), depreciation and amortization. “EBITDA Margin” is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss) (or any other measure of performance under U.S. generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the indenture governing the 10% Senior Second Secured Notes Due 2010 (the “10% Notes”), 2005 Credit Agreement and Receivables Facility are based on, or include EBITDA, subject to certain adjustments.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following table provides a reconciliation (in thousands) of EBITDA to net income (loss):

	Print	Premedia Services	Other	Total
Three Months Ended December 31, 2006
EBITDA	$10,248	1,670	(1,371)	10,547

Depreciation and amortization	(4,089)	(516)	—	(4,605)
Interest expense, net	—	—	(10,258)	(10,258)
Income tax expense	—	—	(138)	(138)

Net income (loss)	$6,159	1,154	(11,767)	(4,454)

Three Months Ended December 31, 2005
EBITDA	$11,149	2,711	(822)	13,038

Depreciation and amortization	(4,126)	(625)	—	(4,751)
Interest expense, net	—	—	(9,459)	(9,459)
Income tax benefit	—	—	3,424	3,424

Net income (loss)	$7,023	2,086	(6,857)	2,252

Nine Months Ended December 31, 2006
EBITDA	$27,926	6,872	(3,397)	31,401

Depreciation and amortization	(12,334)	(1,552)	—	(13,886)
Interest expense, net	—	—	(29,833)	(29,833)
Income tax benefit	—	—	148	148

Net income (loss)	$15,592	5,320	(33,082)	(12,170)

Nine Months Ended December 31, 2005
EBITDA	$28,587	8,730	(2,468)	34,849

Depreciation and amortization	(12,635)	(1,977)	—	(14,612)
Interest expense, net	—	—	(27,959)	(27,959)
Income tax benefit	—	—	3,386	3,386

Net income (loss)	$15,952	6,753	(27,041)	(4,336)

Print
Sales. In the 2006 Nine-Month Period, print sales increased $13.4 million to $304.6 million from $291.2 million in the 2005 Nine-Month Period. The increase in the 2006 Nine-Month Period includes an increase in print production volume of approximately 2.8%, increased paper prices and certain changes in customer and product mix. These increases were offset in part by the continued impact of competitive industry pricing. See “–Value Added Revenue and Print Impressions for the Print Segment” below.
In the 2006 Three-Month Period, print sales increased $3.3 million to $108.3 million from $105.0 million in the 2005 Three-Month Period. The increase in the 2006 Three-Month Period is largely related to certain changes in customer and product mix. These increases were offset in part by a less than 1% reduction in print

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
production volume and the continued impact of competitive industry pricing. See “–Value Added Revenue and Print Impressions for the Print Segment” below.
Gross Profit. In both the 2006 and 2005 Nine-Month Periods, print gross profit remained unchanged at $27.8 million. In the 2006 Nine-Month Period, print gross margin decreased to 9.1% from 9.6% in the 2005 Nine-Month Period. Gross profit was favorably impacted by increased print production volume, certain changes in customer and product mix and net benefits from various cost reduction programs at our facilities. These benefits were offset by the continuing impact of competitive pricing pressures, increased utility costs, increased foreign exchange losses and incremental costs associated with the start-up of a replacement press and a newspaper service facility. Our gross margin may not be comparable from period to period because of 1) the impact of changes in paper prices included in sales and 2) changes in the level of customer supplied paper.
In the 2006 Three-Month Period, print gross profit decreased $0.6 million to $10.5 million from $11.1 million in the 2005 Three-Month Period. In the 2006 Three-Month Period, print gross margin decreased to 9.7% from 10.6% in the 2005 Three-Month Period. The decrease in gross profit includes the continuing impact of competitive pricing pressures, a slight decrease in print production volume and incremental costs related to the start-up of a newspaper service facility. In addition, we were negatively impacted by production problems at one of our plants which in turn had a negative impact at certain other facilities. These decreases were offset in part by certain changes in customer and product mix. Our gross margin may not be comparable from period to period because of 1) the impact of changes in paper prices included in sales and 2) changes in the level of customer supplied paper.
Selling, General and Administrative Expenses. In the 2006 Nine-Month Period, print selling, general and administrative expenses increased $0.2 million to $12.1 million, or 4.0% of print sales, from $11.9 million, or 4.1% of print sales, in the 2005 Nine-Month Period. The increase in the 2006 Nine-Month Period includes increases in certain employee related costs, offset in part by the impact of the change in our estimates related to the allowance for doubtful accounts.
In the 2006 Three-Month Period, print selling, general and administrative expenses decreased $0.1 million to $4.4 million, or 4.0% of print sales, from $4.5 million, or 4.3% of print sales, in the 2005 Three-Month Period.
Restructuring Costs (Benefit). We recorded no restructuring related activity in the 2006 Nine or Three-Month periods. Restructuring activities for both the 2005 Nine and Three-Month periods were a net benefit of $0.5 million. We reduced the restructuring reserve related to the Pittsburg Facility Closure Plan by $0.8 million as a result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods. This reduction was offset in part by a $0.3 million increase in the Fiscal Year 2002 Restructuring Plan related to future lease commitments. See note 10 to our condensed consolidated financial statements appearing elsewhere in the Report for further detailed discussion.
Other Expense (Income). In the 2006 Nine-Month Period, print other expense (income) decreased to expense of $0.1 million from expense of $0.5 million in the 2005 Nine-Month Period. The 2005 Nine-Month Period expense included $0.4 million of non-recurring costs related to the closure of the Pittsburg, California print facility, which we were unable to accrue as part of restructuring costs in the fiscal year ended March 31, 2005.
In the 2006 Three-Month Period print other expense (income) improved to income of $0.1 million compared to expense of $0.1 million in the 2005 Three-Month Period.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, EBITDA for the print business decreased to approximately $27.9 million in the 2006 Nine-Month Period from $28.6 million in the 2005 Nine-Month Period and decreased to approximately $10.2 million in the 2006 Three-Month Period from $11.1 million in the 2005 Three-Month Period.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Premedia Services
Sales. In the 2006 Nine-Month Period, premedia services’ sales decreased approximately $4.1 million to $37.1 million from $41.2 million in the 2005 Nine-Month Period. The decrease in the 2006 Nine-Month Period includes a decrease in premedia production volume, the impact of continued competitive pricing pressures in this segment and reductions in certain service requirements related to one major customer.
In the 2006 Three-Month Period, premedia services’ sales decreased approximately $2.0 million to $11.7 million from $13.7 million in the 2005 Three-Month Period. The decrease in the 2006 Three-Month Period includes a decrease in premedia production volume, the impact of continued competitive pricing pressures in this segment and reductions in certain service requirements related to one major customer.
Gross Profit. In the 2006 Nine-Month Period, premedia services’ gross profit decreased approximately $1.7 million to $9.8 million from $11.5 million in the 2005 Nine-Month Period. Included were reductions associated with reduced sales, as discussed above, offset in part by reduced manufacturing costs as a result of various cost containment initiatives. In the 2006 Nine-Month Period, premedia services’ gross margin decreased to 26.4% from 27.9% in the 2005 Nine-Month Period.
In the 2006 Three-Month Period, premedia services’ gross profit decreased approximately $1.2 million to $2.6 million from $3.8 million in the 2005 Three-Month Period. Included were reductions associated with reduced sales, as discussed above, offset in part by reduced manufacturing costs as a result of various cost containment initiatives. In the 2006 Three-Month Period, premedia services’ gross margin decreased to 22.5% from 27.8% in the 2005 Three-Month Period.
Selling, General and Administrative Expenses. In the 2006 Nine-Month Period, premedia services’ selling, general and administrative expenses decreased approximately $0.2 million to $4.4 million from $4.6 million in the 2005 Nine-Month Period.
In the 2006 Three-Month Period, premedia services’ selling, general and administrative expenses decreased $0.2 million to $1.5 million from $1.7 million in the 2005 Three-Month Period.
Other Expense (Income). Premedia services’ other expense (income) was expense of $0.1 million in both the 2006 and 2005 Nine-Month Periods.
Premedia services’ other expense (income) was expense of less than $0.1 million in both the 2006 and 2005 Three-Month Periods.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, premedia services’ EBITDA decreased to $6.9 million in the 2006 Nine-Month Period from $8.7 million in the 2005 Nine-Month Period and decreased to $1.7 million in the 2006 Three-Month Period from $2.7 million in the 2005 Three-Month Period.
Other Operations
Other operations consist primarily of corporate general and administrative expenses. In the 2006 Nine-Month Period, EBITDA from other operations increased to a loss of $3.4 million from a loss of $2.5 million in the 2005 Nine-Month Period. In the 2006 Three-Month Period, EBITDA from other operations increased to a loss of $1.4 million from a loss of $0.8 million in the 2005 Three-Month Period. The increased loss in both the 2006 Nine-Month Period and the 2006 Three-Month Period is largely related to incremental legal expenses associated with two lawsuits in which the Company is the plaintiff.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Interest Expense, Net
In the 2006 Nine-Month Period, interest expense, net increased to $29.8 million from $28.0 million in the 2005 Nine-Month Period. In the 2006 Three-Month Period, interest expense, net increased to $10.3 million from $9.5 million in the 2005 Three-Month Period. These increases are the result of both higher levels of indebtedness and increased borrowing costs.
Income Tax Expense (Benefit)
In the 2006 Nine-Month Period, income taxes changed to benefit of $0.1 million from benefit of $3.4 million in the 2005 Nine-Month Period. In the 2006 Three-Month Period, income taxes increased to expense of $0.1 million from benefit of $3.4 million in the 2005 Three-Month Period.
The income tax benefit recorded in the 2006 Nine-Month Period is primarily due to an adjustment of $0.4 million, recorded in the quarter ended June 30, 2006, to reflect a change in estimate with respect to our income tax liability, offset in part by income tax expense in foreign jurisdictions. The adjustment arose from events that changed our probability assessment (as discussed in SFAS 5) regarding the likelihood that certain contingent income tax items would become actual future liabilities. The income tax expense recorded in the 2006 Three-Month Period is primarily related to income tax expense in foreign jurisdictions. The income tax benefit from U.S. losses in the 2006 Nine and Three-Month Periods was primarily offset by an increase in the deferred tax asset valuation allowance.
The income tax benefit recorded in the 2005 Nine and Three-Month Periods relates primarily to an adjustment of $3.6 million to reflect a change in estimate with respect to our income tax liability. The adjustment, recorded in the 2005 Three-Month Period, arose from events that changed our probability assessment (as discussed in SFAS 5) regarding the likelihood that certain contingent income tax items would become actual future liabilities. The income tax benefit from U.S. losses in the 2005 Nine and Three-Month Periods was primarily offset by an increase in the deferred tax asset valuation allowance.
Net Income (Loss)
As a result of the factors discussed above, our net loss increased to $12.2 million in the 2006 Nine-Month Period from $4.3 million in the 2005 Nine-Month Period and our net loss increased to $4.5 million in the 2006 Three-Month Period from net income of $2.3 million in the 2005 Three-Month Period.
Liquidity and Capital Resources
Overview of Liquidity and Capital Resources
At December 31, 2006, we had additional borrowing capacity of $35.1 million under our two bank credit facilities as follows:
•	$6.9 million under the 2005 Revolving Credit Facility; and

•	$28.2 million under the Receivables Facility (including $1.0 million based on receivables purchased from Graphics at December 31, 2006 and an additional $27.2 million if Graphics Finance, defined below, had purchased from Graphics all other eligible receivables at December 31, 2006).
See “—May 2005 Refinancing Transaction” and “—September 2006 Revolving Trade Receivables Facility” below for further discussion of these credit facilities.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Our primary sources of liquidity are cash provided by operating activities and borrowings under the 2005 Revolving Credit Facility (as defined below under “—May 2005 Refinancing Transaction”) and the Receivables Facility (as defined below under “—September 2006 Revolving Trade Receivables Facility”). At December 31, 2006, we had borrowings outstanding under the 2005 Revolving Credit Facility totaling $25.4 million and letters of credit outstanding of approximately $22.7 million. On December 31, 2006, there were borrowings of $5.1 million outstanding under the Receivables Facility.
Scheduled repayments of existing capital lease obligations during the remainder of our fiscal year ending March 31, 2007 are approximately $0.9 million.
During the quarter ended June 30, 2005, we used proceeds from the 2005 Term Loan Facility (as defined below under “—May 2005 Refinancing Transaction”) to repay borrowings outstanding under the Revolving Credit Facility (as defined below under “—May 2005 Refinancing Transaction”), of which the balance was $16.0 million as of March 31, 2005, and settle certain other obligations.
During the 2006 Nine-Month Period, we used net borrowings from the 2005 Revolving Credit Facility of $25.4 million, net borrowings from the Receivables Facility of $5.1 million and $0.1 million in proceeds from the sale of fixed assets primarily to fund the following:
•	$15.5 million of operating activities (see our condensed consolidated statements of cash flows appearing elsewhere in this Report);

•	$9.2 million in cash capital expenditures; and

•	$5.7 million to service other indebtedness (including repayment of capital lease obligations of $2.8 million and payment of deferred financing costs of $2.9 million).
Our cash-on-hand of approximately $4.5 million is presented net of outstanding checks within trade accounts payable at December 31, 2006. Accordingly, cash is presented at a balance of $0 in the December 31, 2006 condensed consolidated balance sheet.
We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements and make capital expenditures. We believe that we have sufficient liquidity to meet our requirements over the next 12 months.
At December 31, 2006, we had total indebtedness of $351.9 million, including borrowings under the 2005 Term Loan Facility of $35.0 million, borrowings under the 2005 Revolving Credit Facility of $25.4 million, borrowings under the Receivables Facility of $5.1 million, $280.0 million of our 10% Notes and capital lease obligations of $6.4 million. We have no off-balance sheet financial instruments other than operating leases. We are currently in compliance with the covenant requirements set forth in the 2005 Credit Agreement and the Receivables Facility.
A significant portion of Graphics’ long-term obligations, including indebtedness under the 2005 Credit Agreement and the 10% Notes, has been fully and unconditionally guaranteed by Holdings. Holdings is subject to certain restrictions under its guarantee of indebtedness under the 2005 Credit Agreement including among other things, restrictions on mergers, acquisitions, incurrence of additional debt and payment of cash dividends.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
May 2005 Refinancing Transaction
On May 5, 2005, we entered into the 2005 Credit Agreement which resulted in the refinancing of our $70 million senior secured revolving credit facility, maturing on July 3, 2008, with a syndicate of lenders (the “Revolving Credit Facility”) and significantly improved our liquidity position. The 2005 Credit Agreement, as amended on September 26, 2006, is a $90 million secured facility comprised of:
•	a $55 million revolving credit facility ($40 million of which may be used for letters of credit), which is not subject to a borrowing base limitation, maturing on December 15, 2009 (the “2005 Revolving Credit Facility”); and

•	a $35 million non-amortizing term loan facility maturing on December 15, 2009 (the “2005 Term Loan Facility”).
Interest on borrowings under the 2005 Credit Agreement is floating based upon existing market rates (generally based upon LIBOR), plus agreed upon margins (which was 5.50% per annum for LIBOR loans at December 31, 2006), which margin level increases as the levels of receivables sold by Graphics to Graphics Finance (defined below) meet certain thresholds under the Receivables Facility (defined below). In addition, Graphics is obligated to pay specified commitment and letter of credit fees.
Borrowings under the 2005 Term Loan Facility must be repaid in full on the facility’s maturity date of December 15, 2009. Graphics is also required to prepay the 2005 Term Loan Facility and the 2005 Revolving Credit Facility under certain circumstances with excess cash flows and proceeds from certain sales of assets, equity issuances and incurrences of indebtedness.
Borrowings under the 2005 Credit Agreement are secured by substantially all of Graphics’ assets. Receivables sold to Graphics Finance under the Receivables Facility are released from this lien at the time they are sold. In addition, Holdings has guaranteed all indebtedness under the 2005 Credit Agreement which guarantee is secured by a pledge of all of Graphics’ capital stock.
The 2005 Credit Agreement requires satisfaction of a specified first-lien debt-to-earnings ratio. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. The 2005 Credit Agreement places conditions upon our ability to, among other things:
•	change the nature of our business;

•	pay dividends or make other distributions;

•	make capital expenditures, other investments or acquisitions;

•	enter into transactions with affiliates;

•	dispose of assets or enter into mergers or other business combinations;

•	incur or guarantee additional debt;

•	repay debt or repurchase or redeem equity interests and debt;

•	place restrictions on dividends, distributions or transfers to us from our subsidiaries;

•	create or permit to exist certain liens; and

•	pledge assets or engage in sale-leaseback transactions.
As of April 30, 2005, we had approximately $2.8 million of unamortized deferred financing costs associated with the Revolving Credit Facility. These costs are being amortized over the term of the 2005 Credit Agreement in accordance with the guidance set forth in EITF 98-14.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 2006 Revolving Trade Receivables Facility
On September 26, 2006, American Color Graphics Finance, LLC (“Graphics Finance”), a newly formed wholly-owned subsidiary of Graphics, entered into a $35 million revolving trade receivables facility (the “Receivables Facility”) with Banc of America Securities, as Sole Lead Arranger and Book Manager, and Bank of America, N.A., as Administrative Agent, Collateral Agent and Lender.
The Receivables Facility improves Graphics’ liquidity position and provides additional funding for future growth.
The maximum availability under the Receivables Facility is $35 million. Availability at any time is limited to a borrowing base linked to 85% of the balances of eligible receivables less certain minimum excess availability requirements. Graphics expects most of its receivables from U.S. customers will be eligible for inclusion in the borrowing base.
Borrowings under the Receivables Facility are secured by substantially all the assets of Graphics Finance, which consist primarily of any receivables sold by Graphics to Graphics Finance pursuant to a receivables contribution and sale agreement. Graphics services these receivables pursuant to a servicing agreement with Graphics Finance.
The Receivables Facility contains covenants customary for facilities of this type, including requirements related to credit and collection policies, deposits of collections and maintenance by each party of its separate corporate identity, including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Holdings and its consolidated subsidiaries. Failure to meet these covenants could lead to an acceleration of the obligations under the Receivables Facility, following which the lenders would have the right to sell the assets securing the Receivables Facility.
Borrowings under the Receivables Facility must be repaid in full on the maturity date of December 15, 2009.
Interest on borrowings under the Receivables Facility is floating, based on existing market rates, plus an agreed upon margin. For LIBOR loans, such margin was 4.25% at December 31, 2006. In addition, Graphics Finance is obligated to pay specified unused commitment fees and other customary fees.
At December 31, 2006, Graphics Finance had $0.2 million of cash deposits with Bank of America, which have been classified as Other current assets in our condensed consolidated balance sheet, as such funds are pledged to secure payment of borrowings under the Receivables Facility and are therefore not available to meet our cash operating requirements.
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

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Print segment VAR (in thousands)	$51,207	49,444	146,272	139,129

Print segment impressions (in millions)	3,098	3,121	8,810	8,569
The following table provides a reconciliation of print segment sales to print segment VAR:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)
Print segment sales	$108,330	105,006	304,574	291,219
Paper, ink and subcontract services	(57,123)	(55,562)	(158,302)	(152,090)

Print segment VAR	$51,207	49,444	146,272	139,129

New Accounting Pronouncements
In December 2004, the FASB issued SFAS 123R. SFAS 123R supersedes SFAS 123 and amends SFAS 95. Generally, the fair value approach in SFAS 123R is similar to the fair value approach described in SFAS 123. Upon adoption of SFAS 123R on April 1, 2006, we elected to continue using the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. The adoption of SFAS 123R had no impact on compensation expense for the three and nine months ended December 31, 2006 as no options were granted during these periods. Additionally, all outstanding options on the date of adoption had a fair value of $0. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow. We reported no such financing cash flows in the three or nine months ended December 31, 2006. For the three and nine months ended December 31, 2005, as well as for the fiscal year ended March 31, 2006, we recognized no operating cash flows for such excess tax deductions.
In May 2005, the FASB issued SFAS 154, a replacement of APB 20 and SFAS 3. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The adoption of SFAS 154 as of April 1, 2006 has had no impact on the condensed consolidated financial statements as a whole.
In July 2006, the FASB issued FIN 48, to clarify accounting for uncertainty in income taxes in financial statements prepared in accordance with the provisions of SFAS 109 and to provide greater consistency in criteria used to determine benefits related to income taxes. In accounting for uncertain tax positions, we currently apply the provisions of SFAS 5. SFAS 5 provides that a contingency should be recorded if it is

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
probable that an uncertain position will become an actual future liability. FIN 48 provides that the benefit of an uncertain position should not be recorded unless it is more likely-than-not that the position will be sustained upon review. We will be required to adopt FIN 48 on April 1, 2007. At that time, the cumulative effect of applying FIN 48 will be reported as an adjustment to the opening balance sheet. We have not yet completed our analysis of the impact, if any, of the adoption of FIN 48 on the condensed consolidated financial statements as a whole.
In September 2006, the FASB issued SFAS 158. SFAS 158 requires an entity to (a) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur.
The requirement to recognize the funded status of a defined benefit postretirement plan prospectively and the disclosure requirements are effective for our fiscal year ending March 31, 2008. The requirement to measure plan assets and benefit obligations as of the date of our fiscal year end will be effective for the fiscal year ending March 31, 2009. We have begun our analysis of the impact of the adoption of SFAS 158 but do not currently anticipate a significant impact on the condensed consolidated financial statements as a whole.
Contractual Obligations
There have been no material changes in our contractual obligations from those disclosed in our Form 10-K for the fiscal year ended March 31, 2006 except for the addition of the Receivables Facility (see “—Liquidity and Capital Resources” above).

ACG HOLDINGS, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative Information. At December 31, 2006, we had fixed and variable rate debt (both excluding capital lease obligations) of approximately $280.0 million and $65.5 million, respectively. At March 31, 2006, we had fixed and variable rate debt (both excluding capital lease obligations) of approximately $280.0 million and $35.0 million, respectively. The estimated fair value of our debt instruments, excluding capital lease obligations, at December 31, 2006 was $266.4 million, or $79.1 million less than the carrying value, and at March 31, 2006 was $232.4 million, or $82.6 million less than the carrying value. At our December 31, 2006 and March 31, 2006 borrowing levels, a 1% adverse change in interest rates would result in an approximate $15 million reduction in the fair value of our fixed rate debt and would have resulted in additional annual interest expense and related payments of approximately $0.7 million at December 31, 2006 and approximately $0.4 million at March 31, 2006 on our variable rate debt.
Qualitative Information. In the ordinary course of business, our exposure to market risks is limited as is described below. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates. Currently, we do not utilize derivative financial instruments such as forward exchange contracts, futures contracts, options and swap agreements to mitigate such exposures.
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
Item 4. Controls and Procedures.
As of December 31, 2006 an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2006. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2006. There have not been any changes in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ACG HOLDINGS, INC.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
There have been no significant changes since March 31, 2006. Reference is made to “Business – Legal Proceedings” disclosure in our Form 10-K filed for the fiscal year ended March 31, 2006.
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

ACG Holdings, Inc.
American Color Graphics, Inc.

Date:	February 14, 2007	By	/s/ Stephen M. Dyott

Stephen M. Dyott
Chairman, President and Chief Executive Officer
(Authorized Officer)

Date:	February 14, 2007	By	/s/ Patrick W. Kellick

Patrick W. Kellick
Senior Vice President/Chief Financial Officer and Secretary
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