Form 10-K
period 2007-03-31
AMERICAN COLOR GRAPHICS INC; ACG HOLDINGS INC
filed 2007-06-27
CIK 856709, 856710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
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
ACG Holdings, Inc. has 173,254 shares outstanding of its common stock, $.01 Par Value, as of May 31, 2007 (all of which are privately owned and not traded on a public market).
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our management’s views and assumptions as of the date of this Report regarding future events and operating performance. Statements that are not of historical fact are forward-looking statements and are contained throughout this Report including Items 1, 3, 7 and 7A hereof. Some of the forward-looking statements in this Report can be identified by the use of forward-looking terms such as “believes,” “intends,” “expects,” “may,” “will,” “estimates,” “should,” “could,” “anticipates,” “plans” or other comparable terms. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond the control of ACG Holdings, Inc. (“Holdings”), together with its wholly-owned subsidiary, American Color Graphics, Inc. (“Graphics”), which could cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
ITEM 1. BUSINESS
Overview
We are one of the leading printers of advertising inserts and newspaper products in the United States developed from a business that commenced operations in 1926. We believe our success is a result of the strong and long-standing relationships that we have developed with our customers by providing high quality, on-time and consistent solutions and our network of facilities, which provides distribution efficiencies and short turnaround times. Customers for our print services include approximately 220 national and regional retailers and approximately 150 newspapers.
We are also one of the most technologically advanced providers of premedia services in the United States. We provide our customers with comprehensive services and solutions for their advertising and brand management programs. Our wide variety of services include digital photography, digital asset management, prepress production, creative and design, color management services, and workflow consulting for the preparation and management of materials for printing, and other forms of distribution of their content.
Advertising Inserts. Our principal focus is on the printing of retail advertising inserts. In the fiscal years ended March 31, 2007 (“Fiscal Year 2007”), 2006 (“Fiscal Year 2006”), and 2005 (“Fiscal Year 2005”), retail advertising inserts accounted for 82%, 81% and 83%, respectively, of our total print segment sales.
Customers in the advertising insert segment of the print industry, particularly large national accounts, have increasingly demanded more sophisticated distribution capabilities, higher quality and greater flexibility from print service providers. This demand has resulted in the continued consolidation among printers within the industry. Heatset offset is the dominant technology for printing advertising inserts due to its reliability, high print quality and flexibility. The industry has also experienced the increasing interest of newspapers to outsource their commercial printing, inserting and product mailings. As a result, we believe that the key factors for success in the advertising insert segment of the printing industry are price, quality, reliability and proximity to customers’ target markets, as well as strong customer service capabilities that foster lasting relationships.
Premedia Services. Premedia services consist of several processes necessary for the preparation and management of advertising and packaging materials for printing and other mediums, including file preparation, page layout and design, image capture, asset and content management, creative concept, and color and brand management.
Premedia services have become a crucial part of the total mix of services demanded by print customers. In an effort to meet these demands, we, as well as our major competitors in the print segment, offer premedia services to our customers in addition to printing services. We believe that the key factors for our success in the premedia services segment are:
•	providing comprehensive services, including print services, as well as managed premedia services at customer locations;

•	enhancing customer workflow through technology leadership.
As a result, we believe that these factors will build customer loyalty and enable us to establish new print customer relationships.
Competitive Strengths
We believe our continued success, strong customer relationships and leading market position are primarily the result of the following competitive strengths:
Leading Provider of Print Solutions to our Customers. We believe our success in serving our customers results primarily from the strong relationships that we have developed with them by providing high quality print and premedia services solutions at competitive prices. We take a proactive approach in adapting our offerings to the specific needs of our customers. We also provide our print customers with comprehensive post-press services, such as mailing and freight management. In our premedia services segment, we believe that we are one of a small number of companies that can provide a full range of premedia services and we use those capabilities to primarily support our print sales. We also manage 18 facilities for customers at their offices, which enables us to develop strong and long-standing relationships with them. We believe that our commitment to technology leadership and our ability and willingness to customize and improve our solutions for our customers significantly enhance our ability to develop and maintain lasting relationships.
Strong, Diverse Customer Base. The core of our customer base consists of growing, national companies with whom we have strong, long-standing relationships. We also serve a broad customer base consisting of geographically diverse companies in a wide variety of industries. We provide printing services to approximately 150 newspapers and approximately 220 national and regional retailers, including hardware and home improvement retailers such as The Home Depot, electronics and appliance retailers such as Best Buy, general merchandisers such as Wal-Mart, drug store chains such as Walgreens, grocery chains such as Supervalu Inc. and clothing retailers such as Federated Department Stores. None of these customers represent more than 10% of our sales. In addition, many of our print customers also use our premedia services. Overall, the customers of our premedia services segment are diverse and include large and medium-sized companies in the retail, publishing, catalog and packaging industries.
High Quality Assets and Investments in Technology. We believe that our 43 web heatset offset, nine flexographic and two coldset offset printing presses are generally among the most advanced in the industry. Through our comprehensive maintenance program, we are committed to extending the life and enhancing the reliability of these valuable assets. We also strive to incorporate new technology in our presses as it develops, and to acquire auxiliary equipment when needed, to improve our process controls and print quality, as well as to satisfy customer requirements. For example, our continued investment in pre-press, in-line and post-press technology has enabled us to both strengthen existing and develop new partnerships with our customers. In the premedia services segment, customers are continuously seeking ways to improve brand awareness, shorten their production cycles and reduce their costs. We believe that our services and solutions are among the most advanced available and that coupled with our experienced employees position us well to address these requirements. We continuously strive to upgrade our equipment and integrate or develop more advanced software. For example, we offer a variety of solutions which provide our customers with better control of color, increased process control, shorter time to market and lower production costs.
National Scope with Regional Focus. In our print division, we believe our seven printing plants and a newspaper service facility in the United States and one printing plant in Canada form a broad and efficient production and distribution network. These plants are located within convenient distribution distance of a large number of major cities in the United States. Over the past several years, we have restructured our print operations through specific initiatives which have enhanced our production and distribution network’s flexibility, turnaround times and logistical capabilities, allowing us to better distribute print products in a timely manner. These qualities have been and are instrumental to our continued success in serving our customers, whose demands are increasingly complex. For instance, a number of our national customers routinely use numerous versions of the same advertising insert, which are adapted by region of the country. By coupling the flexibility of our heatset offset presses and our comprehensive logistical capabilities, we have become one of the few printers that can reliably meet the demands of the large national and regional accounts. In our premedia services division, we believe that our six stand-alone production facilities allow us to provide strong customer service nationwide. They also provide us with access to highly skilled technical personnel, provide redundancy and extra capacity during peak periods and allow for short turnaround times.
Competitive Cost Structure. We believe that we are one of the lowest cost producers of retail advertising inserts and we intend to continue our disciplined focus on overall cost reduction through ongoing productivity and efficiency improvements at our print facilities. We have also used our economies of scale to reduce the cost of raw materials and enter into long-term agreements with our suppliers. In addition, we have been successful in reducing our cost structure in our premedia services business and we expect continued improvements through the implementation and management of disciplined cost containment programs and through the application of certain digital premedia production methodologies and technological leadership.
Strong Management Team. The six members of our senior management team collectively have approximately 100 years of service with us, and have worked together for us as a team for over 13 years. Our management team maintains a sharp focus on our customers, growth, quality and continued cost reduction, resulting in a strong competitive position and a well-defined strategy for the future.
Our Strategy
We are committed to enhancing the strong and long-standing relationships that we have with our existing customers and to building relationships with new customers by providing high quality, on-time and consistent solutions. As we work to meet our customers’ needs, we are also committed to further reducing our operating costs. More specifically, our strategy consists of:
Growing Print Volumes Profitably through the Strength of our Customer Relationships. A significant number of our major customers are growing companies. We are committed to growing with our existing customers and adding new accounts on a profitable basis. We will continue to focus on providing excellent customer service, high quality print and premedia services solutions and reliable delivery of materials, all of which strengthen our customer relationships. We are also continuing to actively pursue long-term printing and premedia opportunities similar to existing arrangements we have in place with certain of our key customer accounts.
Improving Customer and Service Mix. We expect to continue to adjust the mix of our customers and services within our print segment. We consistently monitor our customer and service mix to optimize profitability and asset utilization. As part of this process, we target customers who have geographic and service needs that match our capabilities. This approach allows us to provide better service to our customers, while generating higher margins. Also as part of this process, we target accounts, such as grocery and drug store chains, that generate weekly, non-seasonal demand for retail advertising insert printing services and enable us to maximize the use of our equipment throughout the year. In our premedia services segment, we continue to pursue large-scale managed service opportunities, where we can work on-site with our customers to prepare materials for press and other advertising mediums, foster strong long-term relationships and enhance sales of our print solutions. We will continue to focus on high value-added, new business opportunities, particularly projects that utilize the full breadth of the services and technologies we offer.
Continuing to Reduce Costs. We have a disciplined approach to cost reduction through ongoing productivity and efficiency improvements in all of our print facilities. Our cost reduction programs include benefits from various fixed and variable cost containment initiatives that we put into place over the past several years. In our premedia services business, our use of advanced technology and the implementation and management of continued cost containment initiatives will enable us to reduce our capital costs and improve our digital premedia workflow, which we expect to further enhance the productivity of our employees and reduce the overall cost structure in this segment. In addition, we are continually working to develop the most efficient selling, general and administrative cost structure.
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
Print Segment
Our print business, which accounted for approximately 89% of our sales in Fiscal Year 2007 and 88% of our sales in both Fiscal Year 2006 and 2005, produces advertising inserts, comics and other publications.
Advertising Inserts. Retail advertising inserts accounted for 82% of print sales in Fiscal Year 2007, 81% of print sales in Fiscal Year 2006 and 83% of print sales in Fiscal Year 2005. We believe that we are one of the largest printers of retail advertising inserts in the United States. We print retail advertising inserts for approximately 220 retailers throughout the United States. Advertising inserts are preprinted advertisements, generally in color, which display products sold by a particular retailer or manufacturer, usually for a specific sale period. Advertising inserts are used extensively by many different retailers, including discount, department, supermarket, home center, drug and automotive stores. Inserts are an important and cost effective means of advertising for these merchants. Advertising inserts are primarily distributed through insertion in newspapers, but are also distributed by direct mail or in-store by retailers. As a result, advertising inserts are both time sensitive and seasonal.
Comics. Comics accounted for 8% of print sales in Fiscal Year 2007, 9% of print sales in Fiscal Year 2006 and 10% of print sales in Fiscal Year 2005. We believe that we are one of the largest printers of comics in the United States. Comics consist of Sunday newspaper comics, comic insert advertising and comic books. We print Sunday comics for approximately 150 newspapers in the United States and Canada and print a significant share of the annual comic book requirements of Marvel Entertainment Group, Inc.
Other Publications. Other publications, including local newspapers, TV guide listings and other publications and services, accounted for 10% of print sales in both Fiscal Year 2007 and 2006 and 7% in Fiscal Year 2005.
Print Production. Our network of eight print plants in the United States and Canada is strategically positioned to service our customers, providing us with distribution efficiencies and short turnaround times, two factors that we believe will allow our continuing success in servicing large national and regional accounts. There are primarily three printing processes used to produce advertising inserts and newspaper supplements: offset lithography (heatset and cold), rotogravure and flexography. We principally use heatset offset and flexographic web printing equipment in our print operations. Our printing equipment currently consists of 43 heatset offset presses, two coldset offset presses and nine flexographic presses, 50 of which we own. Most of our advertising inserts, publications and comic books are printed using the offset process, while substantially all of our Sunday newspaper comics and comic advertising inserts are printed using the flexographic process.
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
The flexographic process differs from offset printing in that it utilizes relief image plates and water-based (as opposed to solvent-based) inks. The flexographic image area results from application of ink to the raised image surface on the plate, which is transferred directly to the paper. Once printed, the water-based inks are rapidly dried. Our flexographic printing generally can provide vibrant color reproduction at a lower cost than heatset offset printing. The strengths of flexography compared with the rotogravure and offset processes are faster press set-up times, reduced paper waste, reduced energy use and maintenance costs and environmental advantages due to the use of water-based inks and the use of less paper. Faster press set- up times make the process particularly attractive to commercial customers with shorter runs and extensive product versioning.
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
Premedia Services Segment
Our premedia services business accounted for approximately 11% of our sales in Fiscal Year 2007 and 12% in both Fiscal Year 2006 and 2005. We believe we are one of the largest full-service providers of premedia services in the United States (based upon revenues) and a technological leader in this industry. Our premedia services business commenced operations in 1975. We provide premedia services within our print plants, our six stand-alone premedia facilities and through our 18 managed services sites, which are premedia facilities located in a customer site.
We assist customers in the design, creation and capture, layout, storage, color and brand management, transmission and distribution of images and content. The majority of this work leads to the production of a file in a format appropriate for use by printers as well as other forms of media. We make page changes, including type changes, and combine digital page layout information with electronically captured and color-corrected images. From these digital files, proofs, final corrections, and finally, digital files are produced for each page. The final digital files enable printers to prepare plates and cylinders for each required color resulting in the appearance of full color on the printed page generated. Our revenue from these traditional services is being supplemented by additional revenue sources including digital asset and content management, managed services, computer-to-plate services, creative and design, digital photography, consulting and training services, multimedia and Internet services, and software and data-base management. We have been a leader in implementing these new technologies, which enables us to reduce unit costs and effectively service the increasingly complex demands of our customers more quickly than many of our competitors.
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
Our premedia services customers consist of retailers, newspaper and magazine publishers, catalog sales organizations, consumer products companies, packaging manufacturers, advertising agencies, printers and direct mail advertisers. Our customers typically have a need for high levels of technical expertise, automated workflow solutions, short turnaround times and responsive customer service. In addition to our historical regional customer base, our premedia services business is increasingly focused on larger, national accounts that have a need for a broad range of fully integrated services and communication capabilities requiring leading edge technology.
The print and premedia services businesses have historically had certain common customers and our ability to cross-market is an increasingly valuable tool as computer-to-plate, regional versioning, electronic digital imaging, content management, managed services and speed to market remain important to our customers. We believe cross-marketing enables us to provide more comprehensive solutions for our customers’ premedia and printing needs.
No single customer accounted for sales in excess of 10% of our consolidated sales in Fiscal Year 2007. Our top ten customers accounted for approximately 40% of our consolidated sales in Fiscal Year 2007.
Distribution. We distribute our print products primarily by truck to customer-designated locations (primarily newspapers and customer retail stores) and via mail. Distribution costs are generally paid by the customer and most shipping is by common carrier. Our premedia services business generally distributes its products via electronic transmission, overnight express or other methods of personal delivery.
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
Our print division employs approximately 30 sales professionals who are divided into three segments, corporate sales, new business sales and newspaper services. These groups all specialize in the retail, newspaper and comic book markets. The premedia services division employs 18 sales professionals who focus on the retail, commercial, publications, catalog and packaging markets.
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
Our premedia services segment competes with several premedia services firms on both a national and regional basis. The premedia industry consists of small local and regional companies, with only a few national full-service premedia services companies such as Graphics, none of which has a significant nationwide market share. In addition there has been a recent onset of competition from offshore premedia services companies and also from software technology companies offering certain premedia related workflow solutions.
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
Our Employees
As of May 31, 2007, we had a total of approximately 2,060 employees. Approximately 142 employees are represented by a collective bargaining agreement. We consider our relations with our employees to be excellent.
Governmental and Environmental Regulations
We are subject to regulation under various federal, state and local laws relating to employee safety and health, and to the generation, storage, transportation, disposal and emission into the environment of hazardous substances. We believe that we are in material compliance with such laws and regulations. Although compliance with such laws and regulations in the future is likely to entail additional capital expenditures, we do not anticipate that such expenditures will be material. See “Legal Proceedings-Environmental Matters” appearing elsewhere in this Report.
ITEM 1A. RISK FACTORS
Our consolidated results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this annual report on Form 10-K.
Our substantial indebtedness could have a material adverse effect on our financial health and our ability to obtain financing, and to refinance our existing indebtedness, in the future and to react to changes in our business.
We have a significant amount of indebtedness. At March 31, 2007, we had total indebtedness of $352.1 million, comprised of:
•	$61.9 million of borrowings outstanding under our $90.0 million Amended and Restated Credit Agreement with Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and Bank of America, N.A., as Administrative Agent, and certain lenders (as amended, the “2005 Credit Agreement”), including a $35.0 million term loan payable in full on December 15, 2009 (the “2005 Term Loan Facility”) and $26.9 million of borrowings under a revolving credit facility that expires on December 15, 2009 (the “2005 Revolving Credit Facility”), when all borrowings thereunder become payable in full;

•	$4.7 million of borrowings outstanding under our $35 million revolving trade receivables facility (as amended, the “Receivables Facility”) entered into on September 26, 2006 with Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and Bank of America, N.A., as Administrative Agent, Collateral Agent and Lender, and certain other lenders (which facility expires on December 15, 2009, when all borrowings thereunder become payable in full);

•	$280.0 million of our outstanding 10% Senior Second Secured Notes Due 2010 (the “10% Notes”), which mature on June 15, 2010; and

•	$5.5 million of capital lease obligations.
In addition, we had letters of credit outstanding under the 2005 Revolving Credit Facility of $22.2 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information about our indebtedness, including information about our additional borrowing capacity under the 2005 Credit Agreement and the Receivables Facility.
Our significant amount of indebtedness could have important consequences for our financial condition. For example, it could:
•	make it more difficult for us to satisfy our obligations under our 10% Notes, our 2005 Credit Agreement and our Receivables Facility;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures or other general corporate purposes;

•	make it more difficult to refinance our obligations, including those under the 2005 Credit Agreement, the Receivables Facility and the 10% Notes, as they come due;

•	limit our ability to purchase paper and other raw materials under satisfactory credit terms thereby limiting our sources of supply or increasing the cash required to fund operations, or both;

•	limit our ability to borrow additional funds in the future, if we need them, due to financial and restrictive covenants in our indebtedness;

•	increase our vulnerability to general adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings are and will continue to be at variable rates of interest;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	place us at a disadvantage compared with competitors that have proportionately less debt.
Despite current indebtedness levels, we may be able to incur additional indebtedness in the future. If new debt is added to our current indebtedness levels, the related risks that we now face would intensify.
In Fiscal Years 2007, 2006, 2005, and 2004, our earnings were insufficient to cover fixed charges. Our ability to make payments on our indebtedness, to refinance our existing indebtedness and to operate our business depends on our ability to generate significant amounts of cash in the future. Our ability to generate such significant amounts of cash depends on many factors beyond our control.
Our earnings were insufficient to cover fixed charges for the Fiscal Years 2007, 2006, 2005 and 2004 by $21.2 million, $17.9 million, $27.4 million and $16.9 million, respectively. The deficiency of earnings to cover fixed charges is computed by subtracting earnings before fixed charges, income taxes and discontinued operations from fixed charges. Fixed charges consist of interest expense, net amortization of debt issuance expense, and the portion of operating lease rental expense that we deem to be representative of interest. Borrowings under our 2005 Credit Agreement and Receivables Facility bear interest at floating rates. If interest rates rise significantly, our fixed charges will increase and our ability to meet our debt service obligations may be adversely affected.
Our ability to make payments on our indebtedness, to refinance our existing indebtedness, and to fund working capital needs, planned capital expenditures and other general corporate requirements will depend on our ability to generate significant amounts of cash and secure financing and refinancing in the future. This ability, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.
If our business does not generate sufficient cash flow from operations, and sufficient future borrowings are not available to us under the 2005 Credit Agreement, the Receivables Facility or from other sources of financing, we may not be able to repay or refinance our indebtedness, operate our business or fund our other liquidity needs.
We can provide no assurances that we will be able to generate earnings before fixed charges at or above current levels or that we will be able to meet our debt service obligations, including our obligations under the 2005 Credit Agreement, the Receivables Facility and the 10% Notes. If we do not generate sufficient cash flow to meet our debt service obligations, we could face liquidity problems and we might be required to refinance or restructure our indebtedness, sell the entire company or dispose of material assets or operations, reduce or delay capital expenditures or take other actions that could have a material adverse effect on us. We can provide no assurances that any such refinancing or restructuring of our debt or any other such actions could be accomplished or as to the timing or terms thereof. The proceeds from any sale of our assets in all likelihood would have to be applied to the reduction of our first priority secured debt.
We can provide no assurances that we will be able to obtain additional debt financing, as a result of, among other things, our anticipated high levels of indebtedness and the debt incurrence restrictions imposed by the agreements governing our indebtedness and because we pledged substantially all our assets as collateral to secure obligations under our various existing financing agreements, including the 2005 Credit Agreement, the Receivables Facility and the 10% Notes.

The agreements and instruments governing our indebtedness contain restrictions and limitations that could significantly affect our ability to operate our business.
The 2005 Credit Agreement and the Receivables Facility require satisfaction of:
•	a first lien leverage ratio test; and

•	a minimum total liquidity test.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for information about amendments to our credit facilities on June 13, 2007.
In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. These covenants, among other things, restrict our ability and the ability of Holdings to:
•	incur or guarantee additional debt;

•	create or permit to exist certain liens;

•	pledge assets or engage in sale-leaseback transactions;

•	make capital expenditures, other investments or acquisitions;

•	prepay, redeem, acquire for value, refund, refinance, or exchange certain debt (including the 10% Notes), subject to certain exceptions;

•	repurchase or redeem equity interests;

•	change the nature of our business;

•	pay dividends or make other distributions;

•	enter into transactions with affiliates;

•	dispose of assets or enter into mergers or other business combinations; and

•	place restrictions on dividends, distributions or transfers to us or Holdings from our subsidiaries.
These restrictions could limit our ability to obtain future financing, make needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.
The Receivables Facility contains other customary affirmative and negative covenants and events of default. It also contains other covenants customary for facilities of this type, including requirements related to credit and collection policies, deposits of collections and maintenance by each party of its separate corporate identity, including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Holdings and its consolidated subsidiaries. Failure to meet these covenants could lead to an acceleration of the obligations under the Receivables Facility, following which the lenders would have the right to sell the assets securing the Receivables Facility.
Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet the first lien leverage ratio test and the minimum total liquidity test referred to above. We can provide no assurances that we will meet either of these tests or that the lenders under the 2005 Credit Agreement or the Receivables Facility will waive any default arising from any failure to meet either of these tests.
The indenture for the 10% Notes limits Graphics’ and its restricted subsidiaries’ ability, among other things, to:
•	incur additional debt;

•	pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments;

•	make distributions from restricted subsidiaries;

•	issue or sell capital stock of restricted subsidiaries;

•	issue guarantees;

•	sell or exchange assets;

•	enter into transactions with shareholders and affiliates;

•	enter into sale-leaseback transactions;

•	create liens; and

•	effect mergers.
The 10% Note indenture requires that Graphics commence, within 30 days of the occurrence of a Change of Control (as defined therein), and consummate an offer to purchase all 10% Notes then outstanding, at a purchase price equal to 101% of their principal amount, plus accrued interest (if any) to the payment date. The 10% Note indenture provides that such covenant can be amended or waived with the consent of the holders of the requisite percentage of the 10% Notes. There can be no assurance that such consent could be obtained.
There can be no assurance that Graphics would have sufficient funds available at the time of any such Change of Control to make any debt payment (including repurchases of the 10% Notes) required by the foregoing covenant (as well as may be contained in other securities of Graphics that might be outstanding at the time). The above covenant requiring Graphics to repurchase the 10% Notes would, unless consents are obtained from the requisite creditors, require Graphics to repay all indebtedness then outstanding which by its terms would prohibit such 10% Note repurchase, either prior to or concurrently with such 10% Note repurchase.
See the 10% Note indenture and the related intercreditor and security agreements for a description of the terms of the 10% Notes.
A breach of a covenant in any of our debt agreements or instruments could result in an event of default under such debt agreement or instrument. In addition, the 2005 Credit Agreement and the Receivables Facility contain customary cross default provisions. The 10% Note indenture contains a cross acceleration provision and, with respect to certain principal payment requirements, a cross default provision.
If an event of default under the 2005 Credit Agreement or the Receivables Facility occurs, the lenders thereunder could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. The lenders thereunder would also have the right in these circumstances to terminate any commitments they made to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under the 2005 Credit Agreement and the Receivables Facility will also have the right to proceed against the collateral, including our available cash and our pledged assets, granted to them to secure the indebtedness. If the indebtedness under the 2005 Credit Agreement and the Receivables Facility were to be accelerated, we cannot assure you that our assets would be sufficient to repay that indebtedness and our other indebtedness in full. If not cured or waived, such default could have a material adverse effect on our business and our prospects.
If we are unable to retain key management personnel, our business could be adversely affected.
Our success is dependent to a large degree upon the continued service of key members of our management, particularly Stephen M. Dyott, our Chairman and Chief Executive Officer, Patrick W. Kellick, our Chief Financial Officer, Kathleen A. DeKam, our President of Graphics, Stuart R. Reeve, our President, New Business Development and Denis S. Longpré, our Executive Vice President, Sales. The loss of any of these key executives could have a material adverse effect on our business, financial condition and results of operations. See “Executive Compensation-Termination and Change in Control Payments” for information concerning certain agreements with such persons concerning their employment by us.
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
We have experienced significant competitive pricing pressures in recent years as a result of industry overcapacity and the aggressive pricing strategies of certain competitors that have negatively impacted our profitability. We believe there continues to be a modest amount of excess capacity in the printing industry. Continued competitive pricing or any future periods of economic downturn could further adversely affect our profitability and overall levels of cash flow.
Our premedia services segment competes with numerous premedia services firms on both a national and regional basis. The industry consists of small local and regional companies, with only a few national full-service premedia services companies such as Graphics, none of which has a significant nationwide market share. In addition, there has been a recent onset of competition from offshore premedia services companies who are competing on price. We believe that we need to remain focused on delivering advanced technology based workflow solutions and superior customer service in order to remain competitive with U.S. and offshore based companies.
Any future periods of economic downturn could result in continuing increased competition and possibly affect our sales and profitability. A decline in sales and profitability may decrease our cash flow and make it more difficult for us to service our level of indebtedness.
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
Increases or decreases in the demand for paper have led to corresponding pricing changes and, in periods of high demand, to limitations on the availability of certain grades of paper, including grades used by us. A loss of the sources of paper supply or a disruption in those sources’ business or their failure to meet our product needs on a timely basis could cause temporary shortages in needed materials that could have a negative effect on our results of operations, including sales and profitability.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We operate in 15 locations in 11 states and Canada. We own seven print plants in the United States and one in Canada and lease one newspaper service facility in the United States. Our premedia services business has six stand-alone production locations, all of which are leased. The premedia services division also operates 18 managed service sites, which are premedia facilities located in a customer site. In addition, we maintain one small executive office in Connecticut and our headquarters facility in Brentwood, Tennessee, both of which are leased. We believe that our plants and facilities are adequately equipped and maintained for present and planned operations.
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
Based upon an analysis of Graphics’ volumetric share of waste contributed to these sites, we maintain a reserve of approximately $0.1 million in connection with these liabilities in our consolidated balance sheet at March 31, 2007. We believe this amount is adequate to cover such liabilities.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
There is no established public market for the common stock of either Holdings or Graphics.
Holders
As of May 31, 2007, there were approximately 120 record holders of Holdings’ common stock. Holdings is the sole shareholder of Graphics’ common stock.
Dividends
There have been no cash dividends declared on any class of common equity for the three most recent fiscal years. See restrictions on Holdings’ ability to pay dividends and Graphics’ ability to transfer funds to Holdings in note 1 to our consolidated financial statements appearing elsewhere in this Report.
Recent Sales of Unregistered Securities
There have been no sales of unregistered securities during the three most recent fiscal years.
ITEM 6. SELECTED FINANCIAL DATA
Set forth below is selected financial data for and as of the fiscal years ended March 31, 2007, 2006, 2005, 2004 and 2003. The balance sheet data as of March 31, 2007, 2006, 2005, 2004, 2003 and the statements of operations data for the fiscal years ended March 31, 2007, 2006, 2005, 2004 and 2003 are derived from the audited consolidated financial statements for such periods and at such dates. The selected financial data below, for the fiscal years ended March 31, 2004 and 2003, also reflects our former digital visual effects business (“Digiscope”) as a discontinued operation.
This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements appearing elsewhere in this Report.

ACG Holdings, Inc.
Selected Financial Data

	Fiscal Year Ended March 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Statements of Operations Data:
Sales	$445,026	434,489	449,513	471,102	517,139
Cost of sales	397,115	385,150	403,641	409,321	445,493

Gross profit	47,911	49,339	45,872	61,781	71,646
Selling, general and administrative expenses	27,539	26,792	28,824	32,734	37,614
Restructuring costs (benefit) and other charges (a)	(445)	(1,167)	10,037	8,140	1,722

Operating income	20,817	23,714	7,011	20,907	32,310
Interest expense, net	40,305	37,541	34,050	34,166	28,584
Loss on early extinguishment of debt (b)	—	—	—	3,196	—
Other expense (c)	1,714	4,119	313	489	1,503
Income tax expense (benefit) (d)	(193)	(3,369)	(1,685)	11,441	1,559

Income (loss) from continuing operations	(21,009)	(14,577)	(25,667)	(28,385)	664

Discontinued operations: (e)
Loss from operations, net of $0 tax	—	—	—	12	979
Loss on disposal, net of $0 tax	—	—	—	444	—

Net loss	$(21,009)	(14,577)	(25,667)	(28,841)	(315)

Balance Sheet Data (at end of period):
Working capital deficit	$(6,330)	(15,704)	(10,660)	(15,772)	(29,820)
Total assets	$226,733	231,502	258,898	267,913	278,441
Long-term debt and capitalized leases, including current installments	$352,110	324,284	309,951	298,298	231,757
Stockholders’ deficit	$(243,638)	(229,732)	(212,740)	(188,775)	(107,699)
Other Data:
Net cash provided (used) by operating activities	$(12,167)	(5,213)	(3,575)	21,163	45,647
Net cash used by investing activities	$(12,703)	(5,523)	(7,172)	(13,118)	(27,446)
Net cash provided (used) by financing activities	$24,870	10,760	10,822	(7,924)	(22,680)
Capital expenditures (including capital lease obligations entered into)	$12,701	12,486	6,907	15,966	28,652
Ratio of earnings to fixed charges (f)	—	—	—	—	1.07	x
EBITDA (g)	$37,733	39,078	29,749	41,054	54,279

NOTES TO SELECTED FINANCIAL DATA
(a)	In March 2005, we approved a restructuring plan for our premedia services segment, which was designed to improve operating efficiencies and overall profitability. We recorded $1.5 million of costs under this plan in Fiscal Year 2005. We recorded $(0.1) million and $(0.3) million of costs for this plan in Fiscal Year 2007 and Fiscal Year 2006, respectively.

In March 2005, we approved a restructuring plan for our print segment, to reduce manufacturing costs and improve profitability. We recorded $3.1 million of costs under this plan in Fiscal Year 2005. We recorded $(0.9) million of costs for this plan in Fiscal Year 2006.

In February 2005, we approved a restructuring plan for our print and premedia services segments, to reduce overhead costs and improve operating efficiency and profitability. We recorded $3.8 million of costs under this plan in Fiscal Year 2005. We recorded $(0.1) million and $(0.4) million of costs for this plan in Fiscal Year 2007 and Fiscal Year 2006, respectively.

In January 2004, we approved a restructuring plan for our print and premedia services segments, which was designed to improve operating efficiency and profitability. We recorded $5.7 million of costs under this plan in Fiscal Year 2004. We recorded $(0.2) million, $(0.1) million and $(0.7) million of costs for this plan in Fiscal Year 2007, Fiscal Year 2006 and Fiscal Year 2005, respectively.

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

In addition, we recorded $1.6 million, $0.4 million and $0.5 million of other charges in our print and premedia services divisions in Fiscal Year 2005, Fiscal Year 2004 and Fiscal Year 2003, respectively. See note 14 to our consolidated financial statements appearing elsewhere in this Report for further discussion of this restructuring activity.

(b)	As part of a refinancing transaction entered into on July 3, 2003, we recorded a loss related to the early extinguishment of debt of $3.2 million, net of zero taxes. This loss related to the write-off of deferred financing costs associated with our old bank credit agreement and our 12 3/4% Senior Subordinated Notes Due 2005 (the “12 3/4% Notes”), neither of which remain outstanding or in effect as of the date of this Report.

(c)	In the fourth quarter of the fiscal year ended March 31, 2006, we concluded that certain non-production information technology assets of the print segment were fully impaired as a result of our periodic assessment. This impairment resulted in a charge of $2.8 million. The impairment charge is classified within other, net in the consolidated statement of operations for the fiscal year ended March 31, 2006.

(d)	In Fiscal Year 2007, income tax benefit relates primarily to an adjustment recorded in the first quarter of $0.4 million to reflect the tax benefit associated with a change in estimate with respect to our income tax liability, net of tax expense related to taxable income in foreign jurisdictions. The valuation allowance increased by $6.0 million in Fiscal Year 2007 as a result of changes in the deferred tax items. This increase primarily includes an $8.8 million increase related to the tax effect of temporary differences generating deferred tax assets and a decrease of $2.8 million related to the tax effect of the decrease in the additional minimum pension liability, which is a component of other comprehensive income (loss).

In Fiscal Year 2006, income tax benefit relates primarily to an adjustment recorded in the third quarter of $3.6 million to reflect the tax benefit associated with a change in estimate with respect to our income tax liability, net of tax expense related to taxable income in foreign jurisdictions. The valuation allowance increased by $7.1 million in Fiscal Year 2006 as a result of changes in the deferred tax items. This increase primarily includes a $6.1 million increase related to the tax effect of temporary differences generating deferred tax assets and an increase of $1.0 million related to the tax effect of the increase in the additional minimum pension liability, which is a component of other comprehensive income (loss).

In Fiscal Year 2005, income tax benefit relates primarily to tax benefit from losses in foreign jurisdictions and to an adjustment recorded in the third quarter of $0.4 million to reflect the tax benefit associated with a change in estimate with respect to our income tax liability. The valuation allowance increased by $9.6 million in Fiscal Year 2005 as a result of changes in the deferred tax items. This increase included a $9.6 million increase related to the tax effect of temporary differences generating deferred tax assets, net of a decrease of $0.4 million related to the tax effect of the decrease in the additional minimum pension liability, which is a component of other comprehensive income (loss).

In the second quarter of Fiscal Year 2004, the valuation allowance for deferred tax assets was increased by $12.8 million, resulting in a corresponding debit to deferred income tax expense. This adjustment reflected a change in circumstances which resulted in a judgment that, based on the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) that restrict our ability to consider forecasts of future income, a corresponding amount of deferred tax assets may not be realized. The change in circumstances arose from our assessment of the economic climate, particularly the continuance of competitive pricing pressures in our industry, and the expected increase in annual interest costs arising from the issuance of our 10% Notes in July 2003 that provided negative evidence about our ability to realize certain deferred tax assets. We will reverse our valuation allowance into income when and to the extent sufficient evidence arises to support the realization of the related deferred tax assets. The valuation allowance increased by $18.4 million in the fiscal year ended March 31, 2004 (“Fiscal Year 2004”) as a result of changes in the deferred tax items. This increase primarily included the $12.8 million increase discussed above and a $5.6 million increase related to the tax effect of temporary differences generating deferred tax assets, which is net of a decrease of $1.3 million related to the tax effect of the decrease in the additional minimum pension liability, a component of other comprehensive income (loss). In the third quarter of Fiscal Year 2004, we recorded an adjustment of $2.2 million to reflect the tax benefit associated with a change in estimate with respect to our income tax liability.

The valuation allowance increased by $3.5 million in the fiscal year ended March 31, 2003 (“Fiscal Year 2003”) as a result of changes in the deferred tax items. This increase is primarily due to a $5.0 million increase related to the tax effect of the additional minimum pension liability, which is a component of other comprehensive income (loss), partially offset by a decrease in other temporary differences generating deferred tax assets.

(e)	In June 2003, we made a strategic decision to sell the operations of our digital visual effects business, Digiscope, for a de minimis amount. This resulted in a net loss of approximately $0.4 million in the quarter ended June 30, 2003, which is net of zero income tax benefit. As a result of this sale, Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operations are segregated in our consolidated financial statements. Sales, cost of sales and selling, general and administrative expenses attributable to Digiscope for Fiscal Year 2003 have been reclassified and presented within discontinued operations. Sales attributable to Digiscope for Fiscal Year 2004 and Fiscal Year 2003 were $0.8 million and $3.2 million, respectively.

(f)	The ratio of earnings to fixed charges is calculated by dividing earnings (representing consolidated pretax income or loss from continuing operations) before fixed charges by fixed charges. Fixed charges consist of interest expense, net amortization of debt issuance expense, and that portion of operating lease rental expense which we deem to be representative of interest. The deficiency in earnings to cover fixed charges is computed by subtracting earnings before fixed charges, income taxes and discontinued operations from fixed charges. The deficiency in earnings required to cover fixed charges for Fiscal Years 2007, 2006, 2005 and 2004 was $21.2 million, $17.9 million, $27.4 million and $16.9 million, respectively.

(g)	We have included EBITDA because we believe that investors regard EBITDA as a key measure of a leveraged company’s operating performance as it removes interest, taxes, depreciation and amortization from the operational results of our business. EBITDA is defined as earnings before net interest expense, income tax expense (benefit), depreciation and amortization. EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss) (or any other measure of performance under U.S. generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Our calculation of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. Certain covenants in our debt agreements are based on, or include EBITDA, subject to certain adjustments. The following table provides a reconciliation of EBITDA to net loss:

	Fiscal Year Ended March 31,
	2007	2006	2005	2004	2003
	(In thousands)
EBITDA	$37,733	39,078	29,749	41,054	54,279

Depreciation and amortization	(18,630)	(19,483)	(23,051)	(24,288)	(24,451)
Interest expense, net	(40,305)	(37,541)	(34,050)	(34,166)	(28,584)
Income tax (expense) benefit	193	3,369	1,685	(11,441)	(1,559)

Net loss	$(21,009)	(14,577)	(25,667)	(28,841)	(315)

The following items are included in the determination of EBITDA and net loss above:

	Fiscal Year Ended March 31,
	2007	2006	2005	2004	2003
	(In thousands)
Restructuring costs (benefit)	$(445)	(1,167)	8,369	7,768	1,191
Other charges	—	—	1,668	372	531
Loss on early extinguishment of debt	—	—	—	3,196	—
Loss from discontinued operations	—	—	—	456	979
Impairment of assets	—	2,830	—	—	750

Total	$(445)	1,663	10,037	11,792	3,451

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The most important drivers of our results of operations include:
•	the relationships we have developed with key long-term customers and the capital we have devoted to those relationships;

•	the balance between capacity and demand in our industry sector; and

•	our experienced management team’s clear focus on servicing the retail advertising insert and newspaper markets.
We believe that our willingness to customize and improve customer solutions and our commitment to technology leadership significantly enhances our ability to develop and maintain lasting relationships. We provide our print customers with comprehensive services and solutions at our print facilities and through our premedia services division. In the premedia services business, we believe that we are one of a small number of companies that can provide a full range of premedia services, and we use those capabilities to support our print sales. We also manage 18 facilities for customers at their offices, which enables us to develop strong and long-term relationships with them.
Our profitability has been negatively impacted over the past several years by significant competitive pricing pressures due largely to continuing excess industry capacity, the prevailing conditions within the retail markets and the aggressive pricing strategies of certain competitors. We continue to be committed, however, to providing comprehensive solutions at competitive prices. We believe we are one of the lowest cost producers of retail advertising inserts and we intend to continue our disciplined focus on overall cost reduction through ongoing productivity and efficiency improvements at our print facilities. In addition, we have been successful in reducing our cost structure in our premedia services business and we expect continued improvements through the implementation and management of disciplined cost containment programs and through the application of certain digital premedia production methodologies and technological leadership.
We are one of the leading printers of retail advertising inserts in the United States. In Fiscal Year 2007, retail advertising inserts accounted for 82% of our total print segment sales and in Fiscal Years 2006 and 2005 accounted for 81% and 83% of our total print segment sales, respectively. The focus and attention of our entire management team continues to be dedicated to serving the retail advertising insert market. We have made, and will continue to make, disciplined strategic capital investments to enable us to maintain our position as a leader in the retail advertising insert market.
In addition to the items impacting our operating results discussed above, the cost of raw materials used in our print business, which are primarily paper and ink, also affects our results of operations. The cost of paper is a principal factor in our overall pricing to our customers. As a result, the level of paper costs and the proportion of paper supplied by our customers have a significant impact on our reported sales. Paper prices generally increased throughout Fiscal Years 2005 and 2006. During Fiscal Year 2007, paper prices generally decreased. In accordance with industry practice, we generally pass through increases in the cost of paper to customers in the cost of printed products, while decreases in paper costs generally result in lower prices to customers.
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

Recent Performance
During Fiscal Year 2007, we continued to operate in a very challenging and competitive market environment in both our print and premedia services segments. Our print production volume increased 1.3% from Fiscal Year 2006 levels, however, overall print profitability was negatively impacted in Fiscal Year 2007 as a result of:
•	the continuance of competitive pricing due to a modest amount of excess industry capacity;

•	incremental costs associated with the start-up of a replacement press in one of our print facilities;

•	incremental costs associated with the start-up of a newspaper service facility; and

•	increased utility costs and foreign exchange losses.
Premedia profitability was negatively impacted in Fiscal Year 2007 as a result of:
•	reduced volume;

•	the impact of competitive pricing in this segment; and

•	reductions in certain service requirements related to one major customer.
In addition, other operations’ expenses were higher as a result of increased corporate expenses due to incremental legal costs associated with two lawsuits in which the Company is the plaintiff.
We anticipate that in the fiscal year ending March 31, 2008 (“Fiscal Year 2008”), we will continue to operate in a very competitive market environment in both our print and premedia services segments. We also expect to make continued progress in reducing our overall cost structure in both segments through the ongoing implementation and management of disciplined cost containment programs.
In September 2006, we improved our overall liquidity position through the formation of American Color Graphics Finance, LLC (“Graphics Finance”), a wholly-owned subsidiary of Graphics, and the execution of a $35 million revolving trade receivables facility (the “Receivables Facility”) between Graphics Finance and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and Bank of America, N.A., as Administrative Agent, Collateral Agent and Lender, and certain other lenders. See “-Liquidity and Capital Resources” and “Risk Factors”.
On June 13, 2007, the 2005 Credit Agreement and the Receivables Facility were amended to (a) increase the maximum permissible first lien leverage ratios as of the last day of our fiscal quarters ending September 30, and December 31, 2007, and March 31, 2008, and (b) require that we maintain certain levels of minimum total liquidity at November 30, December 13, and December 31, 2007, and at the end of each month thereafter through March 31, 2008. See “-Liquidity and Capital Resources” and “Risk Factors”.
Our Restructuring Results and Cost Reduction Initiatives
We have been successful in implementing significant cost reductions and improved operating efficiencies over the past several years through both specific restructuring programs as well as the implementation of ongoing productivity and income improvement initiatives at our facilities. Since January 2002, our specific restructuring programs have resulted in the elimination of approximately 637 positions within our Company and included the closure of two print facilities and two premedia services facilities, the downsizing of one print facility and one premedia services facility and the consolidation of two premedia services facilities.
With respect to restructuring activity in the last three fiscal years, in the quarter ended March 31, 2005, we approved three restructuring programs which resulted in:
•	reduced headcount in the manufacturing and the selling and administrative areas;

•	the closure and sale of the Pittsburg, California print facility; and

•	the consolidation of our two premedia services facilities in New York, New York.
These combined programs resulted in the elimination of 206 positions within our Company. As a result of these actions, we recognized restructuring expense of $8.4 million and other charges of $1.6 million in Fiscal Year 2005.
In Fiscal Years 2007 and 2006, we recognized net reversals of excess restructuring costs accrued in prior periods of $0.4 million and $1.2 million, respectively. At March 31, 2007, we had accrued restructuring costs of approximately $2.2 million recorded in our consolidated balance sheet. We expect to make cash payments of approximately $1.1 million of the accrued restructuring costs during Fiscal Year 2008, $0.3 million during the fiscal year ending March 31, 2009 (“Fiscal Year 2009”) and approximately $0.4 million in each of the fiscal years ending March 31, 2010 (“Fiscal Year 2010”) and March 31, 2011 (“Fiscal Year 2011”) associated with these programs. See note 14 to our consolidated financial statements appearing elsewhere in this Report.
The following table summarizes the expense (income) recorded relating to the restructuring and other charges incurred in association with our restructuring plans by segment for the three most recent fiscal years (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year	Three Year
	2005	2006	2007	Total
Fiscal Year 2002 Plan Costs

Restructuring costs:
Severance & other employee costs – Print	$(29)	—	—	(29)
Lease termination costs – Print	739	465	—	1,204

Total restructuring costs	710	465	—	1,175

Fiscal Year 2003 Plan Costs

Restructuring costs:
Severance & other employee costs – Premedia	(5)	—	—	(5)
Other costs – Premedia	(11)	—	—	(11)

Total restructuring benefit	(16)	—	—	(16)

July 2003 Plan Costs

Restructuring costs:
Severance & other employee costs – Print	12	—	11	23
Severance & other employee costs – Premedia	(12)	—	—	(12)

Total restructuring costs	—	—	11	11

January 2004 Plan Costs

Restructuring costs:
Severance & other employee costs – Print	(234)	(117)	—	(351)
Severance & other employee costs – Premedia	(107)	(66)	(223)	(396)
Lease termination costs – Print	(3)	—	—	(3)
Other costs – Print	(275)	117	(15)	(173)
Other costs – Premedia	(75)	—	—	(75)

Total restructuring benefit	(694)	(66)	(238)	(998)

Fiscal Year 2005 Plant and SG&A Reduction Plan Costs

Restructuring costs:
Severance & other employee costs – Print	3,044	(263)	(39)	2,742
Severance & other employee costs – Premedia	458	—	(3)	455
Other costs – Print	200	(124)	(50)	26
Other costs – Premedia	50	—	(47)	3

Total restructuring costs (benefit)	3,752	(387)	(139)	3,226

	Fiscal Year	Fiscal Year	Fiscal Year	Three Year
	2005	2006	2007	Total
Fiscal Year 2005 Pittsburg Facility Closure Plan Costs

Restructuring costs:
Severance & other employee costs – Print	2,293	(812)	—	1,481
Lease termination costs – Print	803	(117)	—	686
Other costs – Print	40	—	—	40

Total restructuring costs (benefit)	3,136	(929)		2,207

Other charges:
Asset impairment charge – Print	1,266	—	—	1,266

Total other charges	1,266	—	—	1,266

Fiscal Year 2005 New York Premedia Consolidation Plan Costs
Restructuring costs:
Severance & other employee costs – Premedia	195	(40)	—	155
Lease termination costs – Premedia	1,271	(207)	(79)	985
Other costs – Premedia	15	(3)	—	12

Total restructuring costs (benefit)	1,481	(250)	(79)	1,152

Other charges:
Asset impairment charge – Premedia	402	—	—	402

Total other charges	402	—	—	402

Total restructuring costs (benefit)	8,369	(1,167)	(445)	6,757
Total other charges	1,668	—	—	1,668

Total restructuring costs (benefit) and other charges	$10,037	(1,167)	(445)	8,425

The following table summarizes our historical results of continuing operations for Fiscal Years 2007, 2006 and 2005.

	Fiscal Year Ended March 31,
	2007	2006	2005
	(Dollars in thousands)
Sales

Print	$396,535	380,648	393,922

Premedia Services	48,491	53,841	55,591

Total	$445,026	434,489	449,513

Gross Profit

Print	$35,598	34,205	30,575

Premedia Services	12,303	15,134	15,293

Other	10	—	4

Total	$47,911	49,339	45,872

Gross Margin

Print	9.0%	9.0%	7.8%

Premedia Services	25.4%	28.1%	27.5%

Total	10.8%	11.4%	10.2%

EBITDA

Print (a)	$33,730	31,571	22,997

Premedia Services (a)	8,777	11,070	10,059

Other (b)	(4,774)	(3,563)	(3,307)

Total	$37,733	39,078	29,749

EBITDA Margin

Print	8.5%	8.3%	5.8%

Premedia Services	18.1%	20.6%	18.1%

Total	8.5%	9.0%	6.6%

(a)	In Fiscal Year 2007, EBITDA for the print and premedia services segments includes the impact of restructuring benefit of ($0.1) million and ($0.3) million, respectively. EBITDA for the print and premedia services segments in Fiscal Year 2006 includes the impact of restructuring benefit of ($0.9) million and ($0.3) million, respectively, and for the print segment also includes a non-cash asset impairment charge of $2.8 million. EBITDA for the print and premedia services segments in Fiscal Year 2005 includes the impact of restructuring costs and other charges of $7.8 million and $2.2 million, respectively. For additional information about our restructuring plan, see “ — Our Restructuring Results and Cost Reduction Initiatives” above.

(b)	Other operations include corporate general and administrative expenses. In addition, in Fiscal Year 2007, EBITDA for other operations includes the impact of incremental legal expenses associated with two lawsuits in which the Company is the plaintiff.

EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company’s operating performance as it removes interest, taxes, depreciation and amortization from the operational results of our business. “EBITDA” is defined as earnings before net interest expense, income tax expense (benefit), depreciation and amortization. “EBITDA Margin” is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss) (or any other measure of performance under U.S. generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the indenture governing the 10% Notes, the 2005 Credit Agreement and the Receivables Facility are based on, or include EBITDA, subject to certain adjustments. The following table provides reconciliation (in thousands) of EBITDA to net income (loss):

		Premedia
	Print	Services	Other	Total
Fiscal Year 2007
EBITDA	$33,730	8,777	(4,774)	37,733

Depreciation and amortization	(16,563)	(2,067)	—	(18,630)
Interest expense, net	—	—	(40,305)	(40,305)
Income tax benefit	—	—	193	193

Net income (loss)	$17,167	6,710	(44,886)	(21,009)

Fiscal Year 2006
EBITDA	$31,571	11,070	(3,563)	39,078

Depreciation and amortization	(16,767)	(2,716)	—	(19,483)
Interest expense, net	—	—	(37,541)	(37,541)
Income tax benefit	—	—	3,369	3,369

Net income (loss)	$14,804	8,354	(37,735)	(14,577)

Fiscal Year 2005
EBITDA	$22,997	10,059	(3,307)	29,749

Depreciation and amortization	(19,867)	(3,184)	—	(23,051)
Interest expense, net	—	—	(34,050)	(34,050)
Income tax benefit	—	—	1,685	1,685

Net income (loss)	$3,130	6,875	(35,672)	(25,667)

Historical Results of Operations
Fiscal Year 2007 vs. Fiscal Year 2006
Total sales increased 2.4% to $445.0 million in Fiscal Year 2007 from $434.5 million in Fiscal Year 2006. This increase reflected an increase in print sales of $15.8 million, or 4.2%, offset in part by a decrease in premedia services’ sales of $5.3 million, or 9.9%. Total gross profit decreased to $47.9 million, or 10.8% of sales, in Fiscal Year 2007 from $49.3 million, or 11.4% of sales, in Fiscal Year 2006. EBITDA decreased to $37.7 million, or 8.5% of sales, in Fiscal Year 2007 from $39.1 million, or 9.0% of sales, in Fiscal Year 2006. See the discussion of these changes by segment below.
Print
Sales. Print sales increased $15.8 million to $396.5 million in Fiscal Year 2007 from $380.7 million in Fiscal Year 2006. The increase in Fiscal Year 2007 primarily includes an increase in print production volume of 1.3%, certain changes in customer and product mix and a decrease in the level of customer supplied paper. These increases were offset in part by the continued impact of competitive industry pricing. See “ — Value Added Revenue and Print Impressions for the Print Segment” below.
Gross Profit. Print gross profit increased $1.4 million to $35.6 million in Fiscal Year 2007 from $34.2 million in Fiscal Year 2006. Print gross margin remained unchanged at 9.0% in both Fiscal Year 2007 and 2006. The increase in gross profit includes the impact of increased print production volume, certain changes in customer and product mix and net benefits from various cost reduction programs at our facilities. These increases were offset in part by the continuing impact of competitive pricing pressures, increased utility costs, increased foreign exchange losses and incremental costs associated with the start-up of a replacement press and a newspaper service facility. Our gross margin may not be comparable from period to period because of a) the impact of changes in paper prices included in sales and b) changes in the level of customer supplied paper.
Selling, General and Administrative Expenses. Print selling, general and administrative expenses increased $1.7 million to $18.3 million, or 4.6% of print sales, in Fiscal Year 2007, from $16.6 million, or 4.4% of print sales, in Fiscal Year 2006. This change primarily includes increases in sales related compensation expense. These increases were offset in part by the impact of the change in our estimates related to the allowance for doubtful accounts.
Restructuring Costs (Benefit) and Other Charges. Restructuring costs (benefit) and other charges was a benefit of $(0.1) million in Fiscal Year 2007 versus a benefit of $(0.9) million in Fiscal Year 2006. See “ — Our Restructuring Results and Cost Reduction Initiatives” above.
Other Expense (Income). Other expense (income) decreased $3.5 million to expense of $0.2 million in Fiscal Year 2007 from expense of $3.7 million in Fiscal Year 2006. The Fiscal Year 2006 expense included $2.8 million of non-cash asset impairment charges related to certain non-production information technology assets as a result of our periodic assessment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and $0.4 million of non-recurring costs related to the closure of our Pittsburg, California print facility, incurred in Fiscal Year 2006, which we were unable to accrue as part of restructuring costs in Fiscal Year 2005.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, EBITDA for the print business increased $2.1 million to $33.7 million in Fiscal Year 2007 from $31.6 million in Fiscal Year 2006.
Premedia Services
Sales. Premedia services’ sales decreased $5.3 million to $48.5 million in Fiscal Year 2007 from $53.8 million in Fiscal Year 2006. The decrease in Fiscal Year 2007 includes a decrease in premedia production volume, the impact of continued competitive pricing pressures in this segment and reductions in certain service requirements related to one major customer.
Gross Profit. Premedia services’ gross profit decreased $2.8 million to $12.3 million in Fiscal Year 2007 from $15.1 million in Fiscal Year 2006. The decrease in gross profit includes the impact of reduced sales, discussed above, offset in part by reduced manufacturing costs related to benefits from various cost containment initiatives at our premedia facilities. Premedia services’ gross margin decreased to 25.4% in Fiscal Year 2007 from 28.1% in Fiscal Year 2006.

Selling, General and Administrative Expenses. Premedia services’ selling, general and administrative expenses decreased $0.9 million to $5.8 million, or 12.0% of premedia services’ sales in Fiscal Year 2007, from $6.7 million, or 12.4% of premedia services’ sales in Fiscal Year 2006. This decrease primarily includes the impact of decreased employee related costs in the administrative areas and reduced amortization expense.
Restructuring Costs (Benefit) and Other Charges. Restructuring costs (benefit) and other charges remained unchanged at a benefit of ($0.3) million in both Fiscal Year 2007 and 2006. See “ — Our Restructuring Results and Cost Reduction Initiatives” above.
Other Expense (Income). Other expense (income) decreased to expense of $0.1 million in Fiscal Year 2007 from expense of $0.4 million in Fiscal Year 2006. This decrease was primarily due to net losses on the sale of fixed assets in Fiscal Year 2006.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, premedia services’ EBITDA decreased $2.3 million to $8.8 million in Fiscal Year 2007 from $11.1 million in Fiscal Year 2006.
Other Operations
Other operations consist primarily of corporate general and administrative expenses. In Fiscal Year 2007, EBITDA for other operations increased to a loss of $4.8 million from a loss of $3.6 million in Fiscal Year 2006. This increased loss is largely related to incremental legal expenses associated with two lawsuits in which the Company is the plaintiff.
Interest Expense
In Fiscal Year 2007, interest expense increased to $40.4 million from $37.6 million in Fiscal Year 2006. The increase in Fiscal Year 2007 is the result of both higher levels of indebtedness and increased borrowing costs. See note 6 to our consolidated financial statements appearing elsewhere in this Report.
Income Taxes
In Fiscal Year 2007, tax benefit decreased to a benefit of $0.2 million from a benefit of $3.4 million in Fiscal Year 2006. This decrease was primarily due to a Fiscal Year 2006 adjustment of $3.6 million recorded to reflect a change in estimate with respect to our income tax liability net of tax expense in foreign jurisdictions, partially offset by a Fiscal Year 2007 adjustment of $0.4 million recorded to reflect a change in estimate with respect to our income tax liability net of Fiscal Year 2007 tax expense in foreign jurisdictions.
The adjustments arose from events that changed the Company’s probability assessment (as discussed in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”) regarding the likelihood that certain contingent income tax items would become actual future liabilities.
Net Loss
As a result of the factors discussed above, our net loss increased to $21.0 million in Fiscal Year 2007 from a net loss of $14.6 million in Fiscal Year 2006.
Additional Minimum Pension Liability
In compliance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), we decreased our additional minimum pension liability to approximately $14.4 million in Fiscal Year 2007 from approximately $21.6 million in Fiscal Year 2006. This decrease includes the net impact of plan activity including contributions to our plans, benefit payments, investment market returns, plan expenses and an increase in our discount rate from 6.0% to 6.25%. The recording of the reduction of this additional minimum pension liability had no impact on our consolidated statement of operations for Fiscal Year 2007, but was recorded as a component of other comprehensive income (loss) in our consolidated statement of stockholders’ deficit at March 31, 2007.

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
Gross Profit. Print gross profit increased $3.6 million to $34.2 million in Fiscal Year 2006 from $30.6 million in Fiscal Year 2005. Print gross margin increased to 9.0% in Fiscal Year 2006 from 7.8% in Fiscal Year 2005. The increase in gross profit includes net benefits from productivity improvements and various cost reduction programs at our facilities. These increases were offset in part by the impact of competitive pricing pressures and increased utility costs. The increase in gross margin includes these items and the impact of increases in the level of customer supplied paper, offset in part by increased paper prices reflected in sales. Our gross margin may not be comparable from period to period because of a) the impact of changes in paper prices included in sales and b) changes in the level of customer supplied paper.
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
Other Expense (Income). Other expense (income) increased $3.6 million to expense of $3.7 million in Fiscal Year 2006 from expense of $0.1 million in Fiscal Year 2005. This increase included $2.8 million of non-cash asset impairment charges related to certain non-production information technology assets as a result of our periodic assessment in accordance with SFAS 144 and $0.4 million of non-recurring costs related to the closure of our Pittsburg, California print facility, incurred in Fiscal Year 2006, which we were unable to accrue as part of restructuring costs in Fiscal Year 2005.
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
Other Expense (Income). Other expense (income) increased to expense of $0.4 million in Fiscal Year 2006 from income of less than $0.1 million in Fiscal Year 2005. This increase was primarily due to net losses on the sale of fixed assets.
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
Additional Minimum Pension Liability
In compliance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), we increased our additional minimum pension liability to approximately $21.6 million in Fiscal Year 2006 from approximately $19.2 million in Fiscal Year 2005. This increase includes the net impact of plan activity including contributions to our plans, benefit payments, investment market returns, plan expenses and a reduction in our discount rate from 6.25% to 6.0%. The recording of the increase in this additional minimum pension liability had no impact on our consolidated statement of operations for Fiscal Year 2006, but was recorded as a component of other comprehensive income (loss) in our consolidated statement of stockholders’ deficit at March 31, 2006.

Liquidity and Capital Resources
Overview of Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operating activities and borrowings under the 2005 Revolving Credit Facility (as defined below under “—May 2005 Refinancing”) and the Receivables Facility (as defined below under “—September 2006 Revolving Trade Receivables Facility”). At March 31, 2007, we had additional borrowing capacity of $30.7 million under our two credit facilities as follows:
•	$5.9 million under the 2005 Revolving Credit Facility; and

•	$24.8 million under the Receivables Facility, including $1.1 million based on receivables purchased from Graphics at March 31, 2007 and an additional $23.7 million if Graphics Finance had purchased from Graphics all other eligible receivables at March 31, 2007.
Our cash-on-hand of approximately $2.9 million is presented net of outstanding checks within trade accounts payable at March 31, 2007. Accordingly, cash is presented at a balance of $0 in the March 31, 2007 consolidated balance sheet.
At March 31, 2007, we had total indebtedness of $352.1 million, which consisted of borrowings under the 2005 Term Loan Facility (as defined below under “—May 2005 Refinancing”) of $35.0 million, borrowings under the 2005 Revolving Credit Facility of $26.9 million, borrowings under the Receivables Facility of $4.7 million, capital lease obligations of $5.5 million, and $280 million of our 10% Notes. In addition, we had letters of credit outstanding under the 2005 Revolving Credit Facility of $22.2 million. The estimated fair value of our 10% Notes at March 31, 2007 was $219.8 million, or $60.2 million less than the carrying value. We have no off-balance sheet financial instruments other than operating leases.
On June 13, 2007, the 2005 Credit Agreement and the Receivables Facility were amended to (a) increase the maximum permissible first lien leverage ratios as of the last day of our fiscal quarters ending September 30, and December 31, 2007, and March 31, 2008, and (b) require that we maintain certain levels of minimum total liquidity at November 30, December 13, and December 31, 2007, and at the end of each month thereafter through March 31, 2008. See “Risk Factors”. We paid consenting lenders an aggregate amendment fee of $1.25 million in connection with such amendments.
We are currently in compliance with the covenant requirements set forth in the 2005 Credit Agreement and the Receivables Facility, as amended.
We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements and make capital expenditures. We believe that we have sufficient liquidity to meet our requirements during Fiscal Year 2008.
During the quarter ended June 30, 2005, we used proceeds from the 2005 Term Loan Facility (as defined below under “—May 2005 Refinancing”) to repay borrowings outstanding under the Old Revolving Credit Facility (as defined below under “—May 2005 Refinancing”), of which the balance was $16.0 million as of March 31, 2005, and settle certain other obligations.
During the Fiscal Year 2007, we used net borrowings from the 2005 Revolving Credit Facility of $26.9 million, net borrowings from the Receivables Facility of $4.7 million and $0.1 million in proceeds from the sale of fixed assets primarily to fund the following:
•	$12.2 million of operating activities (see our Consolidated Statements of Cash Flows appearing elsewhere in this Report);

•	$12.7 million in cash capital expenditures; and

•	$6.7 million to service other indebtedness (including repayment of capital lease obligations of $3.8 million and payment of deferred financing costs of $2.9 million).
Scheduled repayments of existing capital lease obligations during Fiscal Year 2008 are approximately $3.4 million.
Interest on our 10% Notes is payable semiannually in cash on each June 15 and December 15.
A significant portion of Graphics’ long-term obligations, including indebtedness under the 2005 Credit Agreement, and the 10% Notes, has been fully and unconditionally guaranteed by Holdings. Holdings is subject to certain restrictions under its guarantee of indebtedness under the 2005 Credit Agreement, including, among other things, restrictions on mergers, acquisitions, incurrence of additional debt and payment of cash dividends.

May 2005 Refinancing
On May 5, 2005, we entered into an Amended and Restated Credit Agreement with Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and Bank of America, N.A., as Administrative Agent, and certain lenders (as amended, the “2005 Credit Agreement”), which resulted in the refinancing of our $70 million senior secured revolving credit facility (the Old “Revolving Credit Facility”), which would have matured on July 3, 2008, and significantly improved our liquidity position. The 2005 Credit Agreement is a $90 million senior secured facility comprised of:
•	a $55 million revolving credit facility ($40 million of which may be used for letters of credit), maturing on December 15, 2009, which is not subject to a borrowing base limitation (the “2005 Revolving Credit Facility”); and

•	a $35 million non-amortizing term loan facility, maturing on December 15, 2009 (the “2005 Term Loan Facility”).
Interest on borrowings under the 2005 Credit Agreement is floating, based upon existing market rates, at either (a) LIBOR plus a margin of 5.75% for loans at March 31, 2007, or (b) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds rate plus 0.5%) plus a margin of 4.75% for loans at March 31, 2007. Margin levels increase as the levels of receivables sold by Graphics to Graphics Finance meet certain thresholds under the Receivables Facility. In addition, Graphics is obligated to pay specified unused commitment, letter of credit and other customary fees.
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
The 2005 Credit Agreement, as amended, requires satisfaction of:
•	a first lien leverage ratio test; and

•	a minimum total liquidity test.
In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. These covenants, among other things, restrict our ability and the ability of Holdings to:
•	incur or guarantee additional debt;

•	create or permit to exist certain liens;

•	pledge assets or engage in sale-leaseback transactions;

•	make capital expenditures, other investments or acquisitions;

•	prepay, redeem, acquire for value, refund, refinance, or exchange certain debt (including the 10% Notes), subject to certain exceptions;

•	repurchase or redeem equity interests;

•	change the nature of our business;

•	pay dividends or make other distributions;

•	enter into transactions with affiliates;

•	dispose of assets or enter into mergers or other business combinations; and

•	place restrictions on dividends, distributions or transfers to us or Holdings from our subsidiaries.
As of April 30, 2005, we had approximately $2.8 million of unamortized deferred financing costs associated with the Old Revolving Credit Facility. These costs are being amortized over the term of the 2005 Credit Agreement in accordance with the guidance set forth in Emerging Issues Task Force Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving–Debt Arrangements” (“EITF 98-14”).

September 2006 Revolving Trade Receivables Facility
On September 26, 2006, American Color Graphics Finance, LLC (“Graphics Finance”), a newly formed wholly-owned subsidiary of Graphics, entered into a $35 million revolving trade receivables facility (as amended, the “Receivables Facility”) with Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and Bank of America, N.A., as Administrative Agent, Collateral Agent and Lender, and certain other lenders. The Receivables Facility improved Graphics’ overall liquidity position.
The maximum borrowing availability under the Receivables Facility is $35 million. Availability at any time is limited to a borrowing base linked to 85% of the balances of eligible receivables less certain minimum excess availability requirements. Graphics expects that most of its receivables from U.S. customers will be eligible for inclusion in the borrowing base.
Borrowings under the Receivables Facility are secured by substantially all the assets of Graphics Finance, which consist primarily of any receivables sold by Graphics to Graphics Finance pursuant to a receivables contribution and sale agreement. Graphics services these receivables pursuant to a servicing agreement with Graphics Finance.
The Receivables Facility also requires Graphics, as servicer of the receivables sold by it to Graphics Finance to satisfy the same first lien leverage ratio test and minimum total liquidity test contained in the 2005 Credit Agreement.
In addition, the Receivables Facility contains other customary affirmative and negative covenants and events of default. It also contains other covenants customary for facilities of this type, including requirements related to credit and collection policies, deposits of collections and maintenance by each party of its separate corporate identity, including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Holdings and its consolidated subsidiaries. Failure to meet these covenants could lead to an acceleration of the obligations under the Receivables Facility, following which the lenders would have the right to sell the assets securing the Receivables Facility.
The Receivables Facility expires on December 15, 2009, when all borrowings thereunder become payable in full.
Interest on borrowings under the Receivables Facility is floating, based on existing market rates, at either (a) an adjusted LIBOR rate plus a margin of 4.25% at March 31, 2007 or (b) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds rate plus 0.5%) plus a margin of 3.25% at March 31, 2007. In addition, Graphics Finance is obligated to pay specified unused commitment and other customary fees.
At March 31, 2007, Graphics Finance had $0.2 million of cash deposits with Bank of America, which have been classified as Other current assets in our consolidated balance sheet, as such funds are pledged to secure payment of borrowings under the Receivables Facility and are therefore not available to meet our cash operating requirements.
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

	Fiscal Year Ended March 31,
	2007	2006	2005
Print segment VAR (in thousands)	$191,366	181,364	188,422
Print impressions (in millions)	11,354	11,207	11,279

The following table provides a reconciliation of print segment sales to print segment VAR:

	Fiscal Year Ended March 31,
	2007	2006	2005
	(Dollars in thousands)
Print segment sales	$396,535	380,648	393,922

Paper, ink and subcontract services	(205,169)	(199,284)	(205,500)

Print segment VAR	$191,366	181,364	188,422

Impact of Inflation
In accordance with industry practice, we generally pass through increases in our costs, primarily paper and ink, to customers in the cost of printed products, while decreases in paper costs generally result in lower prices to our customers. Paper prices generally increased throughout Fiscal Year 2005 and 2006. During Fiscal Year 2007, paper prices generally decreased. We expect that, as a result of our strong relationships with key suppliers, our material costs will remain competitive within the industry.
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
Environmental
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future period revenue generation are expensed. Environmental liabilities are recorded when assessments or remedial efforts are probable and the related costs can be reasonably estimated. We believe that environmental liabilities, both current and for the prior periods discussed herein, are not material. We maintain a reserve of approximately $0.1 million in our consolidated balance sheet at March 31, 2007, which we believe to be adequate. See “Business — Legal Proceedings — Environmental Matters” appearing elsewhere in this Report. We do not anticipate receiving insurance proceeds related to this liability or potential settlement. Our management does not expect that any identified matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial statements as a whole.
New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R superseded Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and amended Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the fair value approach in SFAS 123R is similar to the fair value approach described in SFAS 123. Upon adoption of SFAS 123R on April 1, 2006, we elected to continue using the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. The adoption of SFAS 123R had no impact on compensation expense for the Fiscal Year 2007 as no options were granted during this period. Additionally, all outstanding options on the date of adoption had a fair value of $0. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow. We reported no such financing cash flows in Fiscal Year 2007. For Fiscal Years 2006 and 2005, we recognized no operating cash flows for such excess tax deductions.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The adoption of SFAS 154 as of April 1, 2006 has had no impact on the consolidated financial statements as a whole.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), to clarify the accounting for uncertainty in income taxes in financial statements prepared in accordance with the provisions of SFAS 109 and to provide greater consistency in criteria used to determine benefits related to income taxes. In accounting for uncertain tax positions, we currently apply the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). SFAS 5 provides that a contingency should be recorded if it is probable that an uncertain position will become an actual future liability. FIN 48 provides that the benefit of an uncertain position should not be recorded unless it is more likely than not that the position will be sustained upon review. FIN 48 is effective for fiscal years beginning after December 15, 2006. In accordance, we will adopt FIN 48 as of April 1, 2007. The cumulative effect of applying FIN 48 will be reported as an adjustment to the April 1, 2007 balance sheet. We do not believe the adoption of FIN 48 will have a material impact on the consolidated financial statements as a whole.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an entity to (a) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income (loss) in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan prospectively and the disclosure requirements are effective for the fiscal year ending March 31, 2008. The requirement to measure plan assets and benefit obligations as of the date of our fiscal year end will be effective for the fiscal year ending March 31, 2009. We have begun our analysis of the impact of the adoption of SFAS 158 but do not currently anticipate a significant impact on the consolidated financial statements as a whole.
Critical Accounting Estimates
Our consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Valuations based on estimates are reviewed for reasonableness on a consistent basis throughout our Company. Actual results may differ from these estimates under different assumptions or conditions. See note 1 to our consolidated financial statements appearing elsewhere in this Report for a description of all of the Company’s significant accounting policies.
Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting estimates affect our more significant judgments and assumptions used in the preparation of our consolidated financial statements:
Allowance for Doubtful Accounts
We continuously monitor collections and payments from our customers. Allowances for doubtful accounts are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. We estimate losses resulting from the inability of our customers to make required payments. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts balance was approximately $1.0 million and $1.3 million at March 31, 2007 and 2006, respectively.

Restructuring
During Fiscal Year 2005, we established restructuring reserves for our print and premedia services segments. These reserves, for severance and other exit costs, required the use of estimates, which management reviews periodically for reasonableness and records changes as necessary. As a result of management’s periodic assessment, these reserves were reduced in both Fiscal Year 2007 and 2006 based on annual activity and certain changes in our estimates. Though management believes these reserves accurately reflect the costs of these plans currently, actual results may be different.
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
Deferred Taxes
We estimate our actual current tax expense, together with our temporary differences resulting from differing treatment of items, such as fixed assets, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income or the reversal of existing taxable temporary differences and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At March 31, 2007, we had a valuation allowance of $67.9 million established against our deferred tax assets. We considered changes in the allowance when calculating the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As a result of changing circumstances, we may be required to record changes to the valuation allowance against our deferred tax assets in the future.
Contractual Obligations and Commercial Commitments
The following table gives information about our existing material commitments under our indebtedness and contractual obligations at March 31, 2007, which are net of imputed interest:

		Payments Due By Period
Contractual Obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years
		(Dollars in thousands)
Long-term debt	$346,580	—	66,580	280,000	—
Interest payments on fixed rate debt (a)	98,000	28,000	56,000	14,000	—
Capital lease obligations	5,530	3,435	2,095	—	—
Operating lease obligations	9,792	3,347	5,094	1,351	—
Pension obligations (b)	713	713	—	—	—

Total contractual cash obligations	$460,615	35,495	129,769	295,351	—

(a)	Excludes interest on $66.6 million of variable rate borrowings outstanding at March 31, 2007, as such borrowing levels and related rates of interest fluctuate.

(b)	Although we expect to make contributions to our pension plan in future years, those amounts cannot be estimated at this time. See note 9 to our consolidated financial statements appearing elsewhere in this Report.

In the fiscal year ended March 31, 1998, we entered into multi-year contracts to purchase a portion of our raw materials to be used in our normal operations. In connection with such purchase agreements, pricing for a portion of our raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases while purchase quantity levels are variable based upon certain contractual requirements and conditions. We are deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved and the related inventory is sold. The amount deferred at March 31, 2007 is $41.5 million and is included within Other liabilities in our consolidated balance sheet. At March 31, 2007, we had no other significant contingent commitments. The following table gives information about our other commercial commitments:

		Commitment Due By Period
Other Commercial		< 1 year	1-3 years	3-5 years	> 5 years
Commitments	Total	(Dollars in thousands)
Standby letters of credit	$22,257	18,723	106	58	3,370
The standby letters of credit generally serve as collateral and a substantial portion are renewable quarterly pursuant to the terms of certain long-term arrangements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative Information. At March 31, 2007, we had fixed rate and variable rate debt (both excluding capitalized lease obligations) approximating $280.0 million and $66.6 million, respectively. At March 31, 2006, we had fixed rate and variable rate debt (both excluding capitalized lease obligations) approximating $280.0 million and $35.0 million, respectively. The estimated fair value of our debt instruments excluding capital lease obligations, at March 31, 2007 was $286.4 million, or $60.2 million less than the carrying value. The estimated fair value of our debt instruments, excluding capital lease obligations, at March 31, 2006 was $232.4 million, or $82.6 million less than the carrying value. At our March 31, 2007 and 2006 borrowing levels, a 1% adverse change in interest rates would result in an approximate $15 million reduction in the fair value of our fixed rate debt and would have resulted in additional annual interest expense and related payments of approximately $0.7 million at March 31, 2007 and approximately $0.4 million at March 31, 2006 on our variable rate debt.
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

Condensed Consolidated Financial Statements (parent company only) for the years ended March 31, 2007, 2006 and 2005, and as of March 31, 2007 and 2006

II.	Valuation and qualifying accounts
All other schedules specified under Regulation S-X for ACG Holdings, Inc. have been omitted because they are either not applicable, not required, or because the information required is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
Board of Directors
ACG Holdings, Inc.
We have audited the accompanying consolidated balance sheets of ACG Holdings, Inc. as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three fiscal years in the period ended March 31, 2007. Our audits also included the related financial statement schedules. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACG Holdings, Inc. at March 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ Ernst & Young LLP
Nashville, Tennessee
June 21, 2007

ACG HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands)

	March 31,
	2007	2006
Assets

Current assets:

Cash and cash equivalents	$—	—

Receivables:

Trade accounts, less allowance for doubtful accounts of $1,017 and $1,275 at March 31, 2007 and 2006, respectively	44,385	41,080
Other	2,645	3,463

Total receivables	47,030	44,543

Inventories	7,146	7,714
Deferred income taxes	962	1,409
Prepaid expenses and other current assets	4,997	4,733

Total current assets	60,135	58,399

Property, plant and equipment:
Land and improvements	3,185	3,058
Buildings and improvements	29,959	28,332
Machinery and equipment	223,737	212,904
Furniture and fixtures	14,369	13,007
Leased assets under capital leases	22,972	23,119
Equipment installations in process	2,334	6,850

	296,556	287,270
Less accumulated depreciation	(214,772)	(199,504)

Net property, plant and equipment	81,784	87,766
Excess of cost over net assets acquired	66,548	66,548
Other assets	18,266	18,789

Total assets	$226,733	231,502

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Consolidated Balance Sheets
(Dollars in thousands, except par values)

	March 31,
	2007	2006
Liabilities and Stockholders’ Deficit

Current liabilities:

Current installments of capital leases	$3,435	3,731
Trade accounts payable	32,892	33,845
Accrued expenses	29,651	36,367
Income tax payable	487	160

Total current liabilities	66,465	74,103

Long-term debt and capital leases, excluding current installments	348,675	320,553

Deferred income taxes	2,677	3,866

Other liabilities	52,554	62,712

Total liabilities	470,371	461,234

Commitments and contingencies

Stockholders’ deficit:

Common stock, voting, $.01 par value, 5,852,223 shares authorized, 158,205 shares issued and outstanding at March 31, 2007 and March 31, 2006	2	2

Additional paid-in capital	2,038	2,038

Accumulated deficit	(230,769)	(209,760)

Other accumulated comprehensive loss, net of tax	(14,909)	(22,012)

Total stockholders’ deficit	(243,638)	(229,732)

Total liabilities and stockholders’ deficit	$226,733	231,502

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Consolidated Statements of Operations
(In thousands)

	Year ended March 31,
	2007	2006	2005
Sales	$445,026	434,489	449,513

Cost of sales	397,115	385,150	403,641

Gross profit	47,911	49,339	45,872

Selling, general and administrative expenses	27,539	26,792	28,824

Restructuring costs (benefit) and other charges	(445)	(1,167)	10,037

Operating income	20,817	23,714	7,011

Other expense (income):

Interest expense	40,405	37,624	34,087

Interest income	(100)	(83)	(37)

Other, net	1,714	4,119	313

Total other expense	42,019	41,660	34,363

Loss before income taxes	(21,202)	(17,946)	(27,352)

Income tax benefit	(193)	(3,369)	(1,685)

Net loss	$(21,009)	(14,577)	(25,667)

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Consolidated Statements of Stockholders’ Deficit
(In thousands)

				Other
	Voting	Additional		accumulated
	common	paid-in	Accumulated	comprehensive
	stock	capital	deficit	income (loss)	Total

Balances, March 31, 2004	$2	2,103	(169,516)	(21,364)	$(188,775)

Net loss	—	—	(25,667)	—	(25,667)

Other comprehensive income (loss), net of tax:

Change in cumulative translation adjustment	—	—	—	593	593

Change in minimum pension liability	—	—	—	1,009	1,009

Comprehensive loss					(24,065)

Executive stock compensation	—	100	—	—	100

Balances, March 31, 2005	$2	2,203	(195,183)	(19,762)	$(212,740)

Net loss	—	—	(14,577)	—	(14,577)

Other comprehensive income (loss), net of tax:

Change in cumulative translation adjustment	—	—	—	183	183

Change in minimum pension liability	—	—	—	(2,433)	(2,433)

Comprehensive loss					(16,827)

Executive stock compensation	—	(165)	—	—	(165)

Balances, March 31, 2006	$2	2,038	(209,760)	(22,012)	$(229,732)

Net loss	—	—	(21,009)	—	(21,009)

Other comprehensive income (loss), net of tax:

Change in cumulative translation adjustment	—	—	—	(116)	(116)

Change in minimum pension liability	—	—	—	7,219	7,219

Comprehensive loss					(13,906)

Balances, March 31, 2007	$2	2,038	(230,769)	(14,909)	(243,638)

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended March 31,
	2007	2006	2005
Cash flows from operating activities:

Net loss	$(21,009)	(14,577)	(25,667)

Adjustments to reconcile net loss to net cash used by operating activities:

Other charges — non-cash (note 14)	—	—	1,668

Depreciation	18,567	19,130	22,594

Amortization of other assets	63	353	457

Amortization of deferred financing costs	3,537	3,001	2,487

Loss (gain) on disposals of property, plant and equipment	2	312	(75)

Impairment of asset	—	2,830	—

Deferred income tax benefit	(742)	(3,632)	(824)

Changes in assets and liabilities:

Decrease (increase) in receivables	(2,487)	6,061	(5,395)

Decrease (increase) in current income taxes receivable	—	78	(78)

Decrease (increase) in inventories	568	2,759	(1,968)

Increase (decrease) in trade accounts payable	(953)	(6,611)	10,440

Increase (decrease) in accrued expenses	(7,465)	(6,679)	385

Increase (decrease) in current income taxes payable	327	160	(9)

Decrease in other liabilities	(2,190)	(9,880)	(6,312)

Other	(385)	1,482	(1,278)

Total adjustments	8,842	9,364	22,092

Net cash used by operating activities	(12,167)	(5,213)	(3,575)

ACG HOLDINGS, INC.
Consolidated Statements of Cash Flows — Continued
(In thousands)

	Year ended March 31,
	2007	2006	2005
Cash flows from investing activities:

Purchases of property, plant and equipment	(12,701)	(12,486)	(6,876)

Proceeds from sale of property, plant and equipment held for sale (note 3)	—	6,877	—

Proceeds from other sales of property, plant and equipment	145	283	176

Other	(147)	(197)	(472)

Net cash used by investing activities	(12,703)	(5,523)	(7,172)

Cash flows from financing activities:
Net increase (decrease) in revolver borrowings	31,580	(16,000)	16,000
Net increase (decrease) in long-term debt, net	—	35,000	—
Deferred financing costs paid	(2,956)	(3,573)	(800)
Repayment of capital lease obligations	(3,754)	(4,667)	(4,378)

Net cash provided by financing activities	24,870	10,760	10,822

Effect of exchange rates on cash	—	(24)	(75)

Change in cash	—	—	—
Cash and cash equivalents:
Beginning of period	—	—	—

End of period	$—	—	—

Supplemental disclosure of cash flow information:

Cash paid (received) for:
Interest	$36,099	33,863	31,480
Income taxes, net of refunds	$233	15	(887)
Non-cash investing activities:
Assets purchased under capital lease obligations	$—	—	31
See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
(1)	Summary of Significant Accounting Policies

ACG Holdings, Inc. (“Holdings”) has no operations or significant assets other than its investment in American Color Graphics, Inc. (“Graphics”), (collectively, the “Company”). Holdings is dependent upon distributions from Graphics to fund its obligations. However, Graphics’ ability to pay dividends or lend to Holdings was restricted under the terms of its debt agreements at March 31, 2007. See note 6 below for further discussion of the 2005 Credit Agreement, the Receivables Facility and the 10% Notes (as defined herein). The 2005 Revolving Credit Facility (as defined herein) is secured by substantially all of the assets of Graphics. Receivables sold to Graphics Finance (as defined herein) under the Receivables Facility (as defined herein) are released from this lien at the time they are sold. Holdings has guaranteed Graphics’ indebtedness under the 2005 Credit Agreement, which guarantee is secured by a pledge of all of Graphics’ and Graphics’ subsidiaries’ stock. The Receivables Facility is secured by substantially all the assets of Graphics Finance, which consist primarily of any receivables sold by Graphics to Graphics Finance pursuant to a receivables contribution and sale agreement. Graphics services these receivables pursuant to a servicing agreement with Graphics Finance. The 10% Notes are fully and unconditionally guaranteed on a senior basis by Holdings, and by all future domestic subsidiaries of Graphics.

The two business segments of the commercial printing industry in which the Company operates are (i) print and (ii) premedia services.

The Company continues to operate in a challenging business environment due to, among other factors, excess industry capacity and significant competition. Such challenges have contributed to three consecutive fiscal years of net losses and cash used by operating activities. While management has prepared analyses indicating that the Company’s forecasted results of operations for the fiscal year ending March 31, 2008 will allow it to remain in compliance with debt covenants and maintain sufficient liquidity to meet its operating requirements for the twelve month period subsequent to March 31, 2007, such analyses contain certain estimates and assumptions deemed reasonable by management that could differ from actual results. Management believes that the Company will continue to be challenged by difficult industry conditions.

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

Premedia services revenues are recognized as services are performed. Delivery of electronic files, proofs and plates generally occurs upon completion of the production process. Services are performed to unique customer specifications and are not returnable.

Credits relating to specification variances and other customer adjustments have historically not been significant for either the print or premedia services business segments.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
(c)	Cash and Cash Equivalents

The Company uses available cash balances on hand and borrowings under its 2005 Revolving Credit Facility and Receivables Facility (defined herein), to fund operating disbursements and, to the extent applicable, invest in overnight cash investments. Cash on hand of approximately $2.9 million and $6.7 million (including $5.1 million of liquid overnight cash investments) at March 31, 2007 and 2006, respectively, is presented net of outstanding checks, which resulted in a reclassification of $9.6 million and $10.4 million at March 31, 2007 and 2006 respectively, to trade accounts payable in the consolidated balance sheets. The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

(d)	Trade Accounts Receivable

Trade accounts receivable represents payments due from customers net of allowances for doubtful accounts. The Company continuously monitors collections and payments from its customers. Allowances for doubtful accounts are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. The Company estimates losses resulting from the inability of its customers to make required payments.

(e)	Inventories

Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market (net realizable value).

(f)	Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under capital leases, is based on the straight-line method over the shorter of the estimated useful lives of the assets or the remaining terms of the leases. Estimated useful lives used in computing depreciation and amortization expense are 3 to 15 years for furniture and fixtures and machinery and equipment and 15 to 25 years for buildings and improvements. Expenditures related to maintenance and repairs are expensed as incurred.

(g)	Excess of Cost Over Net Assets Acquired

The excess of cost over net assets acquired (or “goodwill”) is accounted for in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be evaluated at least annually for impairment. The Company performed the required annual impairment tests of goodwill as of December 31, 2006 and 2005, and noted no impairment.

The Company has goodwill associated with its two distinct segments, print and premedia services, and has determined that there are no additional reporting units within these segments, as there are no further components representing a “business”. Therefore, the impairment test for goodwill is calculated for each of the segments. The test is calculated by deducting the estimated carrying value of each reporting unit from the estimated enterprise value of each reporting unit. The estimated enterprise value is calculated by multiplying 12 months trailing EBITDA (defined as earnings before net interest expense, income tax expense, depreciation and amortization) by an assumed market multiple, which the Company believes to be reasonable based upon recent sales activity of businesses operating in comparable industries as the Company’s segments. The estimated carrying value is calculated by deducting the liabilities, excluding interest-bearing debt, from total assets of the respective segment. A calculation in which the estimated enterprise value exceeds the estimated carrying value results in a conclusion of no impairment. If it is determined that the estimated carrying value exceeds the estimated enterprise value, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including unrecognized intangible assets, of the segment from the fair value of the segment. If the implied fair value of goodwill is less than the carrying value, an impairment loss would be recognized.

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

In the fourth quarter of the fiscal year ended March 31, 2006, the Company concluded that certain non-production information technology assets of the print segment were fully impaired as a result of its periodic assessment under SFAS 144. This impairment resulted in a non-cash charge of $2.8 million. The impairment charge was classified within other, net in the consolidated statement of operations for the fiscal year ended March 31, 2006.

(i)	Other Assets

Financing costs related to the 2005 Credit Agreement (as defined herein) are deferred and amortized over the term of the agreement. Financing costs related to the Old Revolving Credit Facility (as defined herein) are amortized over the term of the 2005 Credit Agreement. Financing costs related to the Receivables Facility (as defined herein) are deferred and amortized over the term of the agreement. See note 6 for further discussion. Financing costs related to the 10% Notes (as defined herein) are deferred and amortized over the term of the 10% Notes. Covenants not to compete are amortized over the terms of the underlying agreements.

(j)	Income Taxes

Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Management evaluates the need for a valuation allowance for deferred tax assets and determines whether the Company’s deferred tax assets will more likely than not be realized through sources of future taxable income as defined by SFAS 109, including the future reversal of existing taxable temporary differences.

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

During the fiscal year ended March 31, 2007, the Company accounted for stock based awards under Statement of Financial Accounting Standards No. 123 (revised), “Share Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the Company’s financial statements based on their grant date fair values. The Company adopted SFAS 123R on April 1, 2006, applying the modified prospective transition method outlined in the Statement. During the fiscal years ended March 31, 2006 and 2005, the Company accounted for stock based awards under Statement of Financial Accounting Standards, No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) based on their grant date fair values as the Company believed that including the fair value of compensation plans in determining net income was consistent with accounting for the cost of all other forms of compensation.

(q)	Shipping and Handling Costs

The Company’s shipping and handling costs are reflected within Cost of Sales in the Consolidated Statements of Operations.

(r)	Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which superseded SFAS 123 and amended Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the fair value approach in SFAS 123R is similar to the fair value approach described in SFAS 123. Upon adoption of SFAS 123R on April 1, 2006, the Company elected to continue using the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. The adoption of SFAS 123R had no impact on compensation expense for the fiscal year ended March 31, 2007 as the Company granted no options during this period. Additionally, all outstanding options on the date of adoption had a fair value of $0. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow. The Company reported no such financing cash flows in the fiscal year ended March 31, 2007. For the fiscal years ended March 31, 2006 and 2005, the Company recognized no operating cash flows for such excess tax deductions.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The adoption of SFAS 154 as of April 1, 2006 has had no impact on the consolidated financial statements as a whole.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), to clarify the accounting for uncertainty in income taxes in financial statements prepared in accordance with the provisions of SFAS 109 and to provide greater consistency in criteria used to determine benefits related to income taxes. In accounting for uncertain tax positions, the Company currently applies the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). SFAS 5 provides that a contingency should be recorded if it is probable that an uncertain position will become an actual future liability. FIN 48 provides that the benefit of an uncertain position should not be recorded unless it is more likely than not that the position will be sustained upon review. FIN 48 is effective for fiscal years beginning after December 15, 2006. In accordance, the Company will adopt FIN 48 as of April 1, 2007. The cumulative effect of applying FIN 48 will be reported as an adjustment to the April 1, 2007 balance sheet. The Company does not believe the adoption of FIN 48 will have a material impact on the consolidated financial statements as a whole.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an entity to (a) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income (loss) in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan prospectively and the disclosure requirements are effective for the Company for the fiscal year ending March 31, 2008. The requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end will be effective for the fiscal year ending March 31, 2009. The Company has begun its analysis of the impact of the adoption of SFAS 158 but does not currently anticipate a significant impact on the consolidated financial statements as a whole.
(2)	Inventories

The components of inventories are as follows (in thousands):

	March 31,
	2007	2006
Paper	$5,036	5,959
Ink	152	140
Supplies and other	1,958	1,615

Total	$7,146	7,714

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
(3)	Assets and Liabilities Held for Sale

At March 31, 2005, the Company held certain assets and obligations under capital leases for sale at a fair value of $8.1 million and $1.0 million, respectively. On March 16, 2005, the Company ceased operations at the Pittsburg, California facility, resulting in the write-off of certain assets totaling approximately $0.5 million (see note 14). In March 2005, the Company also executed a letter of intent with a prospective buyer to sell certain of the print facility’s other assets, some of which were subject to capital lease obligations. On April 20, 2005, the Company completed the sale of these assets for an aggregate selling price of approximately $8.1 million (including $0.1 million of miscellaneous closing and settlement costs and $6.9 million of property, plant and equipment) and terminated $1.0 million of related capital lease obligations. In accordance with the guidance set forth in SFAS 144, the Company wrote down the assets held for sale to fair value, resulting in a $0.7 million impairment charge, which was classified within restructuring costs and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2005.

(4)	Other Assets

The components of other assets are as follows (in thousands):

	March 31,
	2007	2006
Deferred financing costs, less accumulated amortization of $10,720 in 2007 and $7,183 in 2006	$10,885	$11,466

Spare parts inventory, net of valuation allowance of $100 in 2007 and 2006	7,315	6,965

Other	66	358

Total	$18,266	18,789

(5)	Accrued Expenses

The components of accrued expenses are as follows (in thousands):

	March 31,
	2007	2006
Compensation and related taxes	$5,876	4,849
Employee benefits	10,176	15,159
Interest	10,012	9,268
Restructuring	1,140	4,127
Other	2,447	2,964

Total	$29,651	36,367

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
(6)	Notes Payable, Long-Term Debt and Capital Leases

Long-term debt, including capital leases, is summarized as follows (in thousands):

	March 31,
	2007	2006
2005 Revolving Credit Facility	$26,900	—

2005 Term Loan Facility	35,000	35,000

Receivables Facility	4,680	—

10% Senior Second Secured Notes Due 2010	280,000	280,000

Capital leases	5,530	9,284

Total long-term debt and capital leases	352,110	324,284

Less: current installments	3,435	3,731

Long-term debt and capital leases, excluding current installments	$348,675	320,553

May 5, 2005 Refinancing Transaction
On May 5, 2005, the Company entered into an Amended and Restated Credit Agreement with Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and Bank of America, N.A., as Administrative Agent, and certain lenders (as amended, the “2005 Credit Agreement”) which resulted in the refinancing of the Company’s $70 million senior secured revolving credit facility (the “Old Revolving Credit Facility”), which would have matured on July 3, 2008, and significantly improved the Company’s liquidity position. The 2005 Credit Agreement is a $90 million secured facility comprised of:
•	a $55 million revolving credit facility ($40 million of which may be used for letters of credit), maturing on December 15, 2009 which is not subject to a borrowing base limitation, (the “2005 Revolving Credit Facility”); and

•	a $35 million non-amortizing term loan facility maturing on December 15, 2009 (the “2005 Term Loan Facility”).
Interest on borrowings under the 2005 Credit Agreement is floating, based upon existing market rates, at either (a) LIBOR plus a margin of 5.75% for loans at March 31, 2007, or (b) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds rate plus 0.5%) plus a margin of 4.75% for loans at March 31, 2007. Margin levels increase as the levels of receivables sold by Graphics to Graphics Finance (as defined below) meet certain thresholds under the Receivables Facility (as defined below). In addition, Graphics is obligated to pay specified unused commitment, letter of credit and other customary fees.
Borrowings under the 2005 Term Loan Facility must be repaid in full on the facility’s maturity date of December 15, 2009. Graphics is also required to prepay the 2005 Term Loan Facility and the 2005 Revolving Credit Facility under certain circumstances with excess cash flows and proceeds from certain sales of assets, equity issuances and incurrences of indebtedness.
Borrowings under the 2005 Credit Agreement are secured by substantially all of Graphics’ assets. Receivables sold to Graphics Finance (as defined below) under the Receivables Facility (as defined below) are released from this lien at the time they are sold. In addition, Holdings has guaranteed all indebtedness under the 2005 Credit Agreement which guarantee is secured by a pledge of all of Graphics’ capital stock.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
The 2005 Credit Agreement requires satisfaction of a first lien leverage ratio test. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. These covenants, among other things, restrict the Company’s ability to:
•	incur or guarantee additional debt;

•	create or permit to exist certain liens;

•	pledge assets or engage in sale-leaseback transactions;

•	make capital expenditures, other investments or acquisitions;

•	prepay, redeem, acquire for value, refund, refinance, or exchange certain debt (including the 10% Notes), subject to certain exceptions;

•	repurchase or redeem equity interests;

•	change the nature of its business;

•	pay dividends or make other distributions;

•	enter into transactions with affiliates;

•	dispose of assets or enter into mergers or other business combinations; and

•	place restrictions on dividends, distributions or transfers to the Company from its subsidiaries.
The Company was in compliance with the covenant requirements set forth in the 2005 Credit Agreement, as amended as of March 31, 2007.
As of April 30, 2005, the Company had approximately $2.8 million of unamortized deferred financing costs associated with the Old Revolving Credit Facility. These costs are being amortized over the term of the 2005 Credit Agreement in accordance with the guidance set forth in Emerging Issues Task Force Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF 98-14”).
At March 31, 2007, the Company had borrowings outstanding under the 2005 Revolving Credit Facility totaling $26.9 million and had letters of credit outstanding of approximately $22.2 million. As a result, the Company had additional borrowing availability under the 2005 Revolving Credit Facility of approximately $5.9 million. During the quarter ended June 30, 2005, the Company used the proceeds from the 2005 Term Loan Facility to repay borrowings outstanding under the Old Revolving Credit Facility (of which the balance was $16.0 million as of March 31, 2005) and settle certain other of its obligations.
September 26, 2006 Revolving Trade Receivables Facility
On September 26, 2006, American Color Graphics Finance, LLC (“Graphics Finance”), a newly formed wholly-owned subsidiary of Graphics, entered into a $35 million revolving trade receivables facility (as amended, the “Receivables Facility”) with Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and Bank of America, N.A., as Administrative Agent, Collateral Agent and Lender and certain lenders. The Receivables Facility improved Graphics’ overall liquidity position.
The maximum borrowing availability under the Receivables Facility is $35 million. Availability at any time is limited to a borrowing base linked to 85% of the balances of eligible receivables less certain minimum excess availability requirements. Graphics expects most of its receivables from U.S. customers will be eligible for inclusion in the borrowing base.
Borrowings under the Receivables Facility are secured by substantially all the assets of Graphics Finance, which consist primarily of any receivables sold by Graphics to Graphics Finance pursuant to a receivables contribution and sale agreement. Graphics services these receivables pursuant to a servicing agreement with Graphics Finance.
Graphics Finance’s separate assets and liabilities are available to pay Graphics Finance’s separate debts but are neither available to pay the debts of the consolidated entity or any other constituent thereof nor constitute obligations of any other constituent of the consolidated entity. Graphics’ separate assets and liabilities are available to pay Graphics’ separate debts but are neither available to pay the debts of the consolidated entity or any other constituent thereof nor constitute

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
obligations of any other constituent of the consolidated entity. The foregoing does not apply to liabilities for which joint and several liability is provided under the Internal Revenue Code or the Employment Retirement Income Security Act (“ERISA”).
The Receivables Facility also requires Graphics, as servicer of the receivables sold by it to Graphics Finance, to satisfy the same first lien leverage ratio test contained in the 2005 Credit Agreement. In addition, the Receivables Facility contains other customary affirmative and negative covenants and events of default. It also contains other covenants customary for facilities of this type, including requirements related to credit and collection policies, deposits of collections and maintenance by each party of its separate corporate identity, including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Holdings and its consolidated subsidiaries. Failure to meet these covenants could lead to an acceleration of the obligations under the Receivables Facility, following which the lenders would have the right to sell the assets securing the Receivables Facility.
The Company was in compliance with the covenant requirements set forth in the Receivables Facility, as amended, as of March 31, 2007.
The Receivables Facility expires on December 15, 2009, when all borrowings thereunder become payable in full.
Interest on borrowings under the Receivables Facility is floating, based on existing market rates, at either (a) an adjusted LIBOR rate plus a margin of 4.25% at March 31, 2007 or (b) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds rate plus 0.5%) plus a margin of 3.25% at March 31, 2007. In addition, Graphics Finance is obligated to pay specified unused commitment and other customary fees.
On March 31, 2007, there were borrowings of $4.7 million under the Receivables Facility. Based on receivables purchased from Graphics at March 31, 2007, additional availability under the Receivables Facility was approximately $1.1 million. In addition to this availability, if Graphics Finance had purchased from Graphics all other eligible receivables at March 31, 2007, availability would have further increased by $23.7 million.
At March 31, 2007, Graphics Finance had $0.2 million of cash deposits with Bank of America, which have been classified as Other current assets in the Company’s consolidated balance sheet, as such funds are pledged to secure payment of borrowings under the Receivables Facility and are therefore not available to meet the Company’s cash operating requirements.
10% Senior Second Secured Notes
The 10% Senior Second Secured Notes Due 2010 (the “10% Notes”) mature June 15, 2010, with interest payable semi-annually on June 15 and December 15. The 10% Notes are redeemable at the option of Graphics in whole or in part on June 15, 2007, at 105% of the principal amount, plus accrued interest. The redemption price will decline each year after 2007 and will be 100% of the principal amount of the 10% Notes, plus accrued interest, beginning on June 15, 2009. Upon a change of control, Graphics will be required to make an offer to purchase the 10% Notes, unless such requirement has been waived. The purchase price will equal 101% of the principal amount of the 10% Notes on the date of purchase, plus accrued interest.
Amendments to Credit Facilities
On June 13, 2007, the 2005 Credit Agreement and the Receivables Facility were amended to (a) increase the maximum permissible first lien leverage ratios as of the last day of the fiscal quarters ending September 30, and December 31, 2007, and March 31, 2008, and (b) require that the Company maintain certain levels of minimum total liquidity at November 30, December 13, and December 31, 2007, and at the end of each month thereafter through March 31, 2008.
The Company is currently in compliance with the covenant requirements set forth in the 2005 Credit Agreement and the Receivables Facility, as amended.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
Future maturities of long-term debt and future minimum obligations under capital leases at March 31, 2007 are as follows (in thousands):

	Long-Term	Capital
Fiscal Year	Debt	Leases
2008	$—	$3,713

2009	—	1,966

2010	66,580	207

2011	280,000	—

2012	—	—

Total	$346,580	5,886

Imputed interest		(356)

Present value of minimum lease payments		$5,530

Capital leases have varying maturity dates and implicit interest rates which generally approximate 7%-10%. The Company estimates that the fair value of debt instruments, excluding capital lease obligations, was $286.4 million, or $60.2 million less than the carrying value, at March 31, 2007. The Company estimated that the fair value of the Company’s debt instruments, excluding capital lease obligations, approximated $232.4 million, or $82.6 million less than the carrying value, at March 31, 2006.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
(7)	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts as measured by tax laws and regulations. Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2007 and 2006 are as follows (in thousands):

	March 31,
	2007	2006
Deferred tax liabilities:

Book over tax basis in property, plant and equipment	$8,508	11,558

Foreign taxes	1,715	1,924

Accumulated amortization	3,207	2,806

Total deferred tax liabilities	13,430	16,288

Deferred tax assets:

Allowance for doubtful accounts	399	500

Accrued expenses and other liabilities	5,164	8,546

Net operating loss carryforwards	65,536	55,892

AMT credit carryforwards	1,203	1,203

Additonal minimum pension liability	5,645	8,477

Cumulative translation adjustment	203	157

Other, net	1,429	953

Total deferred tax assets	79,579	75,728

Valuation allowance for deferred tax assets	67,864	61,897

Net deferred tax assets	11,715	13,831

Net deferred tax liabilities	$1,715	2,457

Management has evaluated the need for a valuation allowance for deferred tax assets and believes that certain deferred tax assets will more likely than not be realized through the future reversal of existing taxable temporary differences of the Company. The valuation allowance increased by $6.0 million during the fiscal year ended March 31, 2007 as a result of an increase in the deferred tax items, which is net of a $2.8 million decrease related to the tax effect of the decrease in the additional minimum pension liability, which is a component of other comprehensive income (loss).

The valuation allowance increased by $7.1 million during the fiscal year ended March 31, 2006 as a result of an increase in the deferred tax items, which includes an increase of $1.0 million related to the tax effect of the increase in the additional minimum pension liability, which is a component of other comprehensive income (loss).

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
During fiscal years ended March 31, 2007 and 2006, the Company recorded adjustments of $0.4 million and $3.6 million, respectively, to reflect the tax benefit associated with changes in estimate with respect to its income tax liability.

Income tax expense (benefit) attributable to loss from continuing operations consists of (in thousands):

	Year ended March 31,
	2007	2006	2005
Current

Federal	$—	—	—

State	119	89	129

Foreign	430	174	(990)

Total current	549	263	(861)

Deferred

Federal	—	(482)	(310)

State	(525)	47	(417)

Foreign	(217)	(3,197)	(97)

Total deferred	(742)	(3,632)	(824)

Income tax benefit	$(193)	(3,369)	(1,685)

The effective tax rates for the fiscal years ended March 31, 2007, 2006 and 2005 were 0.9%, 18.8% and 6.2%, respectively. The difference between these effective tax rates relating to continuing operations and the statutory federal income tax rate is composed of the following items:

	Year Ended March 31,
	2007	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, less federal tax impact	0.1	(0.4)	(0.1)
Foreign taxes, less federal tax impact	(0.3)	(0.5)	2.3
Other nondeductible expenses	—	—	(0.5)
Change in valuation allowance	(35.4)	(33.4)	(31.4)
Change in cumulative translation adjustment	0.1	(1.1)	(2.0)
Previously accrued taxes	2.0	20.2	1.6
Other, net	(0.6)	(1.0)	1.3

Effective income tax rate	0.9%	18.8%	6.2%

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
As of March 31, 2007, the Company had available net operating loss carryforwards (“NOLs”) for state purposes of $125.1 million, which can be used to offset future state taxable income. If these NOLs are not utilized, they will begin to expire in 2008 and will be totally expired in 2027.

As of March 31, 2007, the Company had available NOLs for federal purposes of $172.1 million, which can be used to offset future federal taxable income. If these NOLs are not utilized, they will begin to expire in 2011 and will be totally expired in 2027.

The Company also had available an alternative minimum tax credit carryforward of $1.2 million, which can be used to offset future taxes in years in which the alternative minimum tax does not apply. This credit can be carried forward indefinitely.

The Company has alternative minimum tax NOLs in the amount of $186.0 million, which will begin to expire in 2011 and will be totally expired in 2027.

(8)	Other Liabilities

The components of other liabilities are as follows (in thousands):

	March 31,
	2007	2006
Deferred revenue agreements (see note 12)	$41,540	45,641

Postretirement liabilities (see note 9)	3,037	3,457

Pension liabilities and other benefit obligations	5,361	11,601

Restructuring	1,125	—

Other	1,491	2,013

Total	$52,554	62,712

(9)	Employee Benefit Plans

Defined Benefit Pension Plans

Pension Plans

The Company sponsors defined benefit pension plans covering full-time employees of the Company who had at least one year of service at December 31, 1994. Benefits under these plans generally are based upon the employees’ years of service and, in the case of salaried employees, compensation during the years immediately preceding retirement. The Company’s general funding policy is to contribute amounts within the annually calculated actuarial range allowable as a deduction for federal income tax purposes. The plans’ assets are maintained by trustees in separately managed portfolios consisting primarily of equity and fixed income securities. In October 1994, the Board of Directors approved an amendment to the Company’s defined benefit pension plans, which resulted in the freezing of additional defined benefits for future services under the plans effective January 1, 1995.

Supplemental Executive Retirement Plan

In October 1994, the Board of Directors approved a new Supplemental Executive Retirement Plan (“SERP”), which is a defined benefit plan, for certain key executives. In July 2005, the Board of Directors approved an amendment to this plan (the “Amended and Restated Supplemental Executive Retirement Plan”). The aggregate accumulated benefit obligation under this plan, as amended, was approximately $0.5 million and $0.6 million at March 31, 2007 and 2006, respectively.

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

401(k) Defined Contribution Plan

Effective January 1, 1995, the Company amended its 401(k) defined contribution plan. Eligible participants may contribute up to 15% of their annual compensation subject to maximum amounts established by the Internal Revenue Service and receive an employer-matching contribution on amounts contributed. Through March 16, 2003, the employer-matching contribution was made bi-weekly and equaled 2% of annual compensation for all plan participants plus 50% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the Internal Revenue Service. Beginning March 17, 2003 through December 31, 2004, the employer matching contribution was made bi-weekly and equaled 25% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the Internal Revenue Service. Subsequent to December 31, 2004, the employer matching contributions were made bi-weekly and equaled 50% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the Internal Revenue Service. The Company’s contribution under this Plan amounted to $1.7 million during the fiscal year ended March 31, 2007, $1.6 million during the fiscal year ended March 31, 2006 and $1.1 million during the fiscal year ended March 31, 2005.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
The following table provides a reconciliation of the changes in the defined benefit plans’ benefit obligations and fair value of plan assets for the fiscal years ended March 31, 2007 and 2006 and a statement of the funded status of such plans as of March 31, 2007 and 2006 (in thousands):

	Defined Benefit		Defined Benefit
	Pension Plans		Postretirement Plan
	2007	2006	2007	2006
Change in Benefit Obligation

Benefit obligation at beginning of year	$72,621	69,624	2,412	2,823

Service cost	455	462	22	34

Interest cost	4,208	4,321	128	179

Plan amendments	—	—	—	(600)

Plan participants’ contributions	—	—	175	441

Actuarial loss (gain)	(2,432)	3,537	(131)	251

Expected benefit payments	(3,774)	(5,323)	(470)	(716)

Benefit obligation at end of year	$71,078	72,621	2,136	2,412

Change in Plan Assets

Fair value of plan assets at beginning of year	$57,283	49,675	—	—

Actual return on plan assets	7,637	3,196	—	—

Employer contributions:
Pension Plans	5,718	8,017	—	—
SERP	50	1,718	—	—
Postretirement Plan	—	—	295	275
Plan participants’ contributions		—	175	441

Benefits paid	(3,774)	(5,323)	(470)	(716)

Fair value of plan assets at end of year	$66,914	57,283	—	—

Funded Status	$(4,164)	(15,338)	(2,136)	(2,412)

Unrecognized net actuarial (gain) loss	14,392	21,611	(12)	109

Unrecognized prior service gain	—	—	(1,282)	(1,566)

Plan participants’ contributions	—	—	93	112
Additional minimum pension liability	(14,392)	(21,611)	—	—

Accrued benefit liability	$(4,164)	(15,338)	(3,337)	(3,757)

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements

			Defined Benefit
	Defined Benefit Pension Plans		Postretirement Plan
	2007	2006	2007	2006
Weighted – Average Assumptions

Discount rate – benefit obligation	6.25%	6.00%	6.25%	6.00%

Expected return on plan assets	8.50%	8.50%	N/A	N/A

Rate of compensation increase	N/A	N/A	N/A	N/A
The Company uses a December 31 measurement date for its defined benefit pension and postretirement plans. For measurement purposes under the defined benefit postretirement plan, a 10 percent annual rate of increase in the per capita cost of covered health care benefits (including prescription drugs) was assumed for March 31, 2007. This rate was assumed to decrease gradually to 5 percent through the fiscal year ending 2013 and remain at that level thereafter.

	Defined Benefit Pension Plans			Defined Benefit Postretirement Plan
	2007	2006	2005	2007	2006	2005
Components of Net Periodic Benefit Cost (in thousands)

Service cost	$455	462	468	22	34	31

Interest cost	4,208	4,321	4,217	128	179	170

Expected return on plan assets	(4,868)	(4,262)	(3,510)	—	—	—

Amortization of prior service cost	—	—	—	(284)	(222)	(222)

Amortization of unrecognized loss	2,017	2,001	2,022	—	—	—

Settlement loss	—	169	46	—	—	—

Recognized net actuarial (gain) loss	—	—	—	(10)	2	(43)

Net periodic benefit cost (income)	$1,812	2,691	3,243	(144)	(7)	(64)

Expected Future Benefit Payments

The following benefit payments are expected to be paid (in thousands) to eligible plan participants under the Company’s defined benefit pension plans and defined benefit postretirement plan.

	Defined Benefit	Defined Benefit
Fiscal Year	Pension Plans	Postretirement Plan (a)
2008	$4,473	205
2009	4,546	206
2010	4,625	206
2011	4,710	204
2012	4,815	202
2013 – 2017	25,239	934

Total	$48,408	1,957

(a)	Represents expected benefit payments net of plan participants’ contributions.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
Assumed health care cost trend rates have a significant effect on the amounts reported for the medical component of the defined benefit postretirement plan. A one-percentage point change in the assumed health care cost trend rates would have the following effects (in thousands):

	1% Point	1% Point
	Increase	Decrease
Effect on total of service and interest cost components of expense	$4	(3)

Effect on postretirement benefit obligation	$63	(58)
Plan Assets

The Company’s defined benefit pension plans reflect weighted-average target allocations as of March 31, 2007 and the percentages of the fair value of plan assets by asset category are allocated at March 31, 2007 and 2006 as follows:

	Target
	Allocation	Percentage of Plan Assets
	2007	2007	2006
Global equity securities	73.6%	74.0%	73.3%
Fixed income securities	21.9%	21.0%	20.9%
Real Estate	4.5%	4.5%	4.6%
Cash	0.0%	0.5%	1.2%

Total	100.0%	100.0%	100.0%

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

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the present portfolio. This resulted in the selection of the 8.5% long-term rate of return on asset assumption for 2007.

It is the Company’s practice to fund amounts for the defined benefit pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. Liabilities in excess of these funding levels are included in the Company’s consolidated balance sheets. Employer contributions for the defined benefit pension plans for the fiscal year ending March 31, 2008 are estimated to be approximately $0.7 million.

(10)	Capital Stock

At March 31, 2007, capital stock consists of Holdings’ common stock (“Common Stock”). Each share of Common Stock is entitled to one vote on each matter common shareholders are entitled to vote. Dividends on the Common Stock are discretionary by the Board of Directors and are restricted by the 2005 Credit Agreement (see note 6).

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
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

A summary of activity under the Common Stock Option Plans is as follows:

		Weighted-
		Average
		Exercise	Exercisable
	Options	Price ($)	Options (a)
Outstanding at March 31, 2004	9,197	.01	6,946
Granted	—	—
Exercised	—	—
Forfeited	(1,301)	.01

Outstanding at March 31, 2005	7,896	.01	7,131
Granted	2,504	.01
Exercised	—	—
Forfeited	(1,047)	.01

Outstanding at March 31, 2006	9,353	.01	6,466
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2007	9,353	.01	7,475

(a)	At March 31, 2007, 2006 and 2005 all exercisable options had a $.01/option exercise price.

Black-Scholes Option Pricing Model Wtd. Avg. Assumptions
Fiscal Year	#	Wtd. Avg.	Exercise	Risk Free	Annual		Expected
Ended	Options	Grant Date	Price per	Interest	Dividend	Expected	Life
March 31,	Granted	Fair Value ($)	Option ($)	Rate (%)	Yield (%)	Volatility	(Years)
2007	—	—	—	—	—	—	—

2006	2,504	—	(a )	(a )	(a )	(a )	(a )

2005	—	—	—	—	—	—	—

(a)	As the grant date Fair Value was $0, the Black-Scholes pricing was not calculated.
The weighted-average remaining contractual life of the options outstanding at March 31, 2007 was 4.1 years. A total of 7,974 options for shares (including 2,224 previously exercised options that were subsequently canceled) of Holdings Common Stock were reserved for issuance, but not granted under the Common Stock Option Plans at March 31, 2007.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
There was no stock compensation expense recorded in the fiscal year ended March 31, 2007. The Company recorded a net reversal of prior years’ stock compensation expense of approximately $0.2 million in the fiscal year ended March 31, 2006, and recognized net stock compensation expense of $0.1 million in the fiscal year ended March 31, 2005.

(12)	Commitments and Contingencies

The Company incurred rent expense of $3.6 million, $3.2 million and $4.3 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively, under various operating leases. Future minimum rental commitments under existing operating lease arrangements at March 31, 2007 are as follows (in thousands):

Fiscal Year
2008	$3,347
2009	2,941
2010	2,153
2011	1,143
2012	208
Thereafter	—

Total	$9,792

The Company has employment agreements with three of its principal officers. These agreements provide for minimum salary levels as well as incentive bonuses, which are payable if specified management goals are attained. The aggregate commitment for future compensation under these agreements, excluding bonuses, is approximately $3.1 million.

In the fiscal year ended March 31, 1998, the Company entered into multi-year contracts to purchase a portion of the Company’s raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company’s raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases while purchase quantity levels are variable based upon certain contractual requirements and conditions. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved and the related inventory is sold. The amount deferred at March 31, 2007 is $41.5 million and is included within Other liabilities in the Company’s consolidated balance sheet.

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

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
60 companies comprising the Gibson Group Trust. Graphics is investigating this matter but it believes its potential liability in connection with this Site will not be material to its business or the Company’s consolidated financial statements as a whole.

Based upon an analysis of Graphics’ volumetric share of waste contributed to the sites, the Company maintains a reserve of approximately $0.1 million in connection with these liabilities in its consolidated balance sheets at March 31, 2007 and 2006. The Company believes this amount is adequate to cover such liabilities.

The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements as a whole.

(13)	Interim Financial Information (Unaudited)

Quarterly financial information follows (in thousands):

				Net
			Gross	Income
		Sales	Profit	(Loss)
Fiscal Year 2007	Quarter Ended:
	June 30	$110,010	12,146	(3,342)
	September 30	111,654	12,347	(4,374)
	December 31	120,065	13,118	(4,454)
	March 31	103,297	10,300	(8,839	)(a)

	Total	$445,026	47,911	(21,009)

Fiscal Year 2006	Quarter Ended:
	June 30	$108,270	12,650	(2,390)
	September 30	105,460	11,776	(4,198)
	December 31	118,724	14,911	2,252	(b)
	March 31	102,035	10,002	(10,241	)(c)

	Total	$434,489	49,339	(14,577)

(a)	Includes ($0.4) million of pre-tax restructuring benefit.

(b)	Includes ($0.5) million of pre-tax restructuring benefit.

(c)	Includes ($0.7) million of pre-tax restructuring benefit and a non-cash asset impairment charge of $2.8 million.
(14)	Restructuring Costs and Other Charges

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

As a result, the Company recorded a pre-tax restructuring charge of approximately $1.5 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring and other

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
charges in the consolidated statement of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This restructuring charge was composed of severance and related termination benefits, lease termination costs primarily related to future lease commitments and other costs. In the quarter ended March 31, 2007, the Company reduced the restructuring reserve related to this plan by approximately $0.1 million due to certain changes in assumptions related to lease termination costs. The Company also reduced the restructuring reserve related to this plan by approximately $0.3 million in the quarter ended March 31, 2006. This was primarily the result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods and certain changes in assumptions related to lease termination costs. These reductions of the restructuring reserve are and were classified within restructuring costs (benefit) and other charges in the consolidated statement of operations for the fiscal years ended March 31, 2007 and 2006, respectively.

The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2007 (in thousands):

	03/31/06			03/31/07
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Lease termination costs	$576	(162)	(79)	335
Other costs	12	—	—	12

	$588	(162)	(79)	347

The process of consolidating the two premedia services facilities and the elimination of certain personnel within the Company was substantially completed by April 30, 2005. During the fiscal year ended March 31, 2006, $0.6 million of these costs were paid. As of March 31, 2007 the Company believes the restructuring reserve of approximately $0.3 million is adequate. The Company anticipates that approximately $0.1 million of these costs will be paid during each fiscal year through March 31, 2010. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility and Receivables Facility.

Pittsburg Facility Closure Plan

In March 2005, the Company’s Board of Directors approved a restructuring plan for the print segment to reduce manufacturing costs and improve profitability. This plan included the closure of the Pittsburg, California print facility. This action resulted in the elimination of 136 positions within the Company.

As a result, the Company recorded a pre-tax restructuring charge of approximately $3.1 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed of severance and related termination benefits, lease termination costs and other costs. The Company reduced the restructuring reserve related to this plan by approximately $0.8 million in the quarter ended December 31, 2005 as a result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods. The Company further reduced the restructuring reserve related to this plan by approximately $0.1 million in the quarter ended March 31, 2006 as a result of certain changes in assumptions related to lease termination costs. These reductions of the reserve were classified within restructuring costs (benefit) and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2006.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2007 (in thousands):

	03/31/06		03/31/07
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Lease termination costs	$599	(1)	598
Other costs	26	(10)	16

	$625	(11)	614

The process of closing the print facility and the elimination of certain personnel within the Company was completed by March 31, 2005. During the fiscal year ended March 31, 2006, $0.6 million of these costs were paid and in the fiscal year ended March 31, 2005, $1.0 million of these costs were paid. As of March 31, 2007 the Company believes the restructuring reserve of approximately $0.6 million is adequate. The Company anticipates that these costs will be paid by March 31, 2008. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility and Receivables Facility.

Plant and SG&A Reduction Plan

In February 2005, the Company’s Board of Directors approved a restructuring plan for the print and premedia services segments to reduce overhead costs and improve operating efficiency and profitability. This plan resulted in the elimination of 60 positions within the Company, including both facility and selling and administrative employees.

As a result, the Company recorded a pre-tax restructuring charge of approximately $3.8 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed of severance and related termination benefits and other costs. The Company reduced the reserve related to this plan by approximately $0.1 million in the quarter ended March 31, 2007 and approximately $0.4 million in the quarter ended March 31, 2006. These reductions were primarily the result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods. These reductions of the reserve are and were classified within restructuring costs (benefit) and other charges in the consolidated statements of operations for the fiscal years ended March 31, 2007 and 2006, respectively.

The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2007 (in thousands):

	03/31/06			03/31/07
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Severance and Other employee costs	$848	(735)	(42)	71
Other costs	103	(3)	(97)	3

	$951	(738)	(139)	74

Employee terminations related to this plan were substantially completed by March 31, 2005. During the fiscal year ended March 31, 2006, $2.1 million of these costs were paid and during the fiscal year ended March 31, 2005, $0.3 million of those costs were paid. As of March 31, 2007 the Company believes the restructuring

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
reserve of approximately $0.1 million is adequate. The Company anticipates these costs will be paid by March 31, 2008. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility and Receivables Facility.

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

As a result, the Company recorded a pre-tax restructuring charge of approximately $5.7 million in the quarter ended March 31, 2004 associated with this plan. This charge was classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2004. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed primarily of severance and related termination benefits. The Company reduced the restructuring reserve for this plan by approximately $0.2 million in the quarter ended March 31, 2007, as a result of changes in facts and circumstances related to this plan. The Company also reduced the restructuring reserve related to this plan by approximately $0.1 million and $0.7 million in the quarters ended March 31, 2006 and 2005, respectively. These reductions were primarily the result of lower than anticipated severance and other employee costs due to the terminated employees obtaining other employment during their severance periods. These reductions are and were classified within restructuring costs (benefit) and other charges in the consolidated statements of operation for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2007 (in thousands):

	03/31/06			03/31/07
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Severance and other employee costs	$223	—	(223)	—
Other costs	110	(95)	(15)	—

	$333	(95)	(238)	—

During the fiscal year ended March 31, 2006, $0.5 million of these costs were paid, in the fiscal year ended March 31, 2005, $2.3 million of these costs were paid and in the fiscal year ended March 31, 2004, $1.8 million of these costs were paid. As of March 31, 2007, the Company has paid all costs associated with this plan.

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

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2007 (in thousands):

	03/31/06			03/31/07
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Severance and other employee costs	$102	(113)	11	—
During the fiscal year ended March 31, 2006, $0.3 million of these costs were paid and in each of the fiscal years ended March 31, 2005 and 2004, $0.7 million of these costs were paid. As of March 31, 2007, the Company has paid all costs associated with this plan.

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

As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $8.6 million in the fourth quarter of the fiscal year ended March 31, 2002. This charge was classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2002. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The restructuring charge included severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs primarily including legal fees, site clean-up costs and the write-off of certain press related parts that provided no future use or functionality. In the quarter ended March 31, 2007, the Company recorded non-cash imputed interest associated with sub-lease income to this reserve of less than $0.1 million. This imputed interest is classified as interest expense in the consolidated statement of operations for the fiscal year ended March 31, 2007. The Company recorded an additional $0.2 million, $0.3 million and $0.7 million of restructuring charges related to this plan in the quarters ended March 31, 2006, December 31, 2005 and March 31, 2005, respectively, and an additional $0.2 million in each of the quarters ended March 31, 2004 and September 30, 2003. These charges are primarily related to future lease commitments and were classified within restructuring costs (benefit) and other charges in the consolidated statements of operations for the fiscal years ended March 31, 2006, 2005 and 2004.

The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2007 (in thousands):

	03/31/06			03/31/07
	Restructuring			Restructuring
	Reserve		Reserve	Reserve
	Balance	Activity	Adjustment	Balance
Lease termination costs	1,528	(333)	35	1,230
The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. During each of the fiscal years ended March 31, 2006 and 2005, $0.5 million and of these costs were paid, in the fiscal

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
year ended March 31, 2004, $0.9 million of these costs were paid and in each of the fiscal years ended March 31, 2003 and 2002, $3.4 million of these costs were paid. As of March 31, 2007, the Company believes the restructuring reserve of approximately $1.2 million is adequate. The Company anticipates that $0.3 million of the restructuring reserve balance will be paid in the fiscal year ending March 31, 2008, $0.2 million will be paid during the fiscal year ending March 31, 2009, $0.3 million will be paid in the fiscal year ending March 31, 2010 and $0.4 million will be paid in the fiscal year ending March 31, 2011. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility and Receivables Facility.

Other Charges

The Company recorded no other charges in the fiscal years ended March 31, 2007 and 2006. Other charges of approximately $1.6 million were recorded in the fourth quarter of the fiscal year ended March 31, 2005. These other charges represented the impairment associated with restructuring initiatives reflecting the decision to abandon certain Company assets and to write-down other assets to fair value. The $1.6 million impairment charge recorded in the fourth quarter of fiscal year ended March 31, 2005, included $1.2 million related to the write-off of certain assets and the write-down to fair value of the assets held for sale in the Pittsburg, California print facility (see note 3). The provision was based on a review of the Company’s long-lived assets in accordance with SFAS 144. These impairment charges were classified within restructuring costs (benefit) and other charges in the consolidated statements of operations.

(15)	Parent Guarantee of Subsidiary Debt

Graphics, the issuer of the 10% Notes, is a wholly owned subsidiary of Holdings. Holdings has no other subsidiaries. Holdings has fully and unconditionally guaranteed the payment of principal and interest on the 10% Notes. The 10% Notes are fully and unconditionally guaranteed on a senior basis by Holdings and by future domestic subsidiaries of Graphics (subject to certain exceptions). Holdings conducts no business other than as the sole shareholder of Graphics and has no significant assets other than the capital stock of Graphics, all of which is pledged to secure Holdings’ obligations under the 2005 Credit Agreement. Holdings is dependent upon distributions from Graphics to fund its obligations. Graphics’ ability to pay dividends or lend funds to Holdings is restricted under the terms of the indenture governing the 10% Notes and the 2005 Credit Agreement (see note 6).

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

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements

		Premedia	Corporate
	Print	Services	and Other
(In thousands)	(a)	(a)	(b)	Total
Fiscal Year Ended March 31, 2007
Sales	$396,535	48,491	—	445,026

EBITDA	$33,730	8,777	(4,774)	37,733

Depreciation and amortization	(16,563)	(2,067)	—	(18,630)
Interest expense	—	—	(40,405)	(40,405)
Interest income	—	—	100	100
Income tax benefit	—	—	193	193

Net income (loss)	$17,167	6,710	(44,886)	(21,009)

Total assets	$203,135	11,527	12,071	226,733
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$11,139	1,562	—	12,701

Fiscal Year Ended March 31, 2006
Sales	$380,648	53,841	—	434,489

EBITDA	$31,571	11,070	(3,563)	39,078

Depreciation and amortization	(16,767)	(2,716)	—	(19,483)
Interest expense	—	—	(37,624)	(37,624)
Interest income	—	—	83	83
Income tax benefit	—	—	3,369	3,369

Net income (loss)	$14,804	8,354	(37,735)	(14,577)

Total assets	$205,753	12,852	12,897	231,502
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$10,651	1,835	—	12,486

Fiscal Year Ended March 31, 2005
Sales	$393,922	55,591	—	449,513

EBITDA	$22,997	10,059	(3,307)	29,749

Depreciation and amortization	(19,867)	(3,184)	—	(23,051)
Interest expense	—	—	(34,087)	(34,087)
Interest income	—	—	37	37
Income tax benefit	—	—	1,685	1,685

Net income (loss)	$3,130	6,875	(35,672)	(25,667)

Total assets	$230,490	15,179	13,229	258,898
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$5,418	1,489	—	6,907

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements

(a)	EBITDA for the print and premedia services segments in the fiscal year ended March 31, 2007 includes the impact of restructuring benefit of ($0.1) million and ($0.3) million, respectively. EBITDA for the print and premedia services segments in the fiscal year ended March 31, 2006 includes the impact of restructuring benefit of ($0.9) million and ($0.3) million, respectively, and the print segment also includes a non-cash asset impairment charge of $2.8 million. EBITDA for the print and premedia services segments in the fiscal year ended March 31, 2005 includes the impact of restructuring costs and other charges of $7.8 million and $2.2 million, respectively.

(b)	EBITDA for corporate and other includes corporate general and administrative expenses. In addition, corporate and other in the fiscal year ended March 31, 2007, includes incremental legal expenses associated with two lawsuits in which the Company is the plaintiff.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of March 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures were effective as of March 31, 2007. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2007. There have not been any changes in our internal controls over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table provides certain information about each of the current directors and executive officers of Holdings and Graphics (ages as of March 31, 2007). All directors hold office until their successors are duly elected and qualified.

Name	Age	Position with Graphics and/or Holdings
Stephen M. Dyott	55	Chairman, President of Holdings, Chief Executive Officer and Director
Kathleen A. DeKam	46	President, Graphics
Patrick W. Kellick	49	Senior Vice President/Chief Financial Officer and Secretary
Stuart R. Reeve	43	President, New Business Development
Denis S. Longpré	52	Executive Vice President, Sales
Eric T. Fry	40	Director
Michael C. Hoffman	44	Director
Hwan-Yoon F. Chung	33	Director
Stephen M. Dyott has been the Chairman and Chief Executive Officer of Graphics and Holdings since September 1996, President of Holdings since February 1995 and Director of Graphics and Holdings since September 1994. Mr. Dyott was President of Graphics from 1991 to 2007, Chief Operating Officer of Holdings from February 1995 to September 1996 and Chief Operating Officer of Graphics from 1991 to September 1996. Prior to joining Graphics, Mr. Dyott was the Vice President and General Manager — Flexible Packaging of American National Can Company (“ANCC”) from 1988 to 1991 and the Vice President and General Manager — Tube Packaging of ANCC from 1985 to 1987.
Kathleen A. DeKam has been President of Graphics since 2007. Prior to 2007, Ms. DeKam was the President of Print and Premedia Services from 2004 to 2007, President of Premedia Services from 1998 to 2004, the Vice President, Human Resources of Premedia Services from 1996 to 1998, Director, Human Resources of Premedia Services from 1995 to 1996 and Manager, Human Resources for various print plants of Graphics from 1986 to 1995.
Patrick W. Kellick has been President of Graphics Finance, since 2006, Secretary of Graphics and Holdings since 2005 and the Senior Vice President and Chief Financial Officer of Holdings and Graphics since 2002. Mr. Kellick was Assistant Secretary of Holdings and Graphics from 1995 to 2005. Prior to 2002, Mr. Kellick was the Senior Vice President/Corporate Controller of Holdings and Graphics from 1997 to 2002, Vice President/Corporate Controller of Holdings and Graphics from 1989 to 1997 and Corporate Controller of Graphics from 1987 to 1989. Prior to joining Holdings and Graphics, he served in various financial positions with Williams Precious Metals (a division of Brush Wellman, Inc.) from 1984 to 1987, including Chief Financial Officer from 1986 to 1987 and was an auditor with KPMG from 1979 to 1984.
Stuart R. Reeve has been the President, New Business Development since 2003. Prior to 2003, Mr. Reeve served as President, Retail and Newspaper Services of Graphics from 2002 to 2003, Executive Vice President, Operations of Graphics from 1999 to 2002, Executive Vice President, Sales and Marketing of Graphics from 1997 to 1999, Senior Vice President, Commercial Sales of Graphics from 1995 to 1997, Vice President Midwest Sales of Graphics from 1994 to 1995, Vice President West Sales of Graphics from 1991 to 1994 and as a Sales Executive of Graphics from 1989 to 1991.
Denis S. Longpré has been Executive Vice President, Sales since 2004. Prior to 2004, Mr. Longpré served as Senior Vice President, Sales of Graphics from 2003 to 2004, Area Vice President, Mid-Atlantic Sales of Graphics from 1995 to 2003, Vice President, Canada/New England Sales of Graphics from 1993 to 1995 and as Sales Manager-Canada of Graphics from 1992 to 1993.
Eric T. Fry has been a Director of Holdings and Graphics since 1996. Mr. Fry has been a Managing Director of Metalmark Capital LLC since its formation in 2004. Prior to joining Metalmark, he was a Managing Director of Morgan Stanley & Co. Incorporated (“MS & Co.”) and Morgan Stanley Capital Partners from 2002 to 2004, and Executive Director of Morgan Stanley Capital Partners from 1998 to 2001. He joined MS & Co. initially in 1989. Mr. Fry serves as a Director of Mericap Credit Corporation, EnerSys, Vanguard Health Systems, Direct Response Corporation and Homesite Group, Inc.

Michael C. Hoffman has been a Director of Holdings and Graphics since 2003. Mr. Hoffman has been a Managing Director of Metalmark Capital LLC since its formation in 2004. Prior to joining Metalmark, he was a Managing Director of Morgan Stanley Capital Partners from 1998 to 2004. He joined MS & Co. in 1986 and worked in the firm’s Strategic Planning Group prior to joining Morgan Stanley Private Equity in 1990. Mr. Hoffman is a Director of Aventine Renewable Energy, Inc. and EnerSys, and is a former Director of Jefferson Smurfit Corporation and eAccess Limited.
Hwan-Yoon F. Chung has been a Director of Holdings and Graphics since 2004. Mr. Chung has been a Principal of Metalmark Capital LLC since its formation in 2004. Prior to joining Metalmark, he was an Executive Director of Morgan Stanley Capital Partners from 2003 to 2004. He joined Morgan Stanley Capital Partners in 1998. Prior to joining Morgan Stanley Capital Partners, he was an Associate in the Restructuring and Reorganization Group at the Blackstone Group L.P. Mr. Chung serves as a Director of EnerSys.
Code of Ethics
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and all other employees. We will provide a copy of the code of ethics to any person, without charge, upon written request made to our Corporate Secretary at American Color Graphics, Inc., 100 Winners Circle, Suite 300, Brentwood, Tennessee 37027.
Audit Committee Financial Expert
We are not required to maintain an audit committee or an audit committee financial expert as we do not have exchange listed securities. However, many of the functions of an audit committee are performed by the Company’s Board of Directors.

11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following discussion relates to the compensation of Stephen M. Dyott (our Chairman and Chief Executive Officer), Kathleen A. DeKam (President, Graphics), Patrick W. Kellick (Senior Vice President, Chief Financial Officer and Secretary), Stuart R. Reeve (President, New Business Development) and Denis S. Longpré (Executive Vice President, Sales). These individuals were our five most highly-compensated executive officers as of March 31, 2007 and are referred to herein as the “Named Executive Officers” or the “Executives”.
OVERALL OBJECTIVES OF EXECUTIVE COMPENSATION PROGRAM
Our compensation program for our Named Executive Officers is designed to attract, motivate and retain highly qualified individuals with the leadership skills necessary to achieve our annual and long-term business objectives. Our executive compensation program is based on the following underlying principles:
•	executives’ total direct compensation (consisting of salary, annual incentive compensation and long-term equity incentive opportunities) should be competitive;

•	a substantial portion of executives’ compensation should be at risk and should vary based on our financial and operational performance as well as the executives’ level of responsibility and individual performance; and

•	compensation should be designed to reward both individual and collective achievement in order to align the interests of management with those of our shareholders.
ELEMENTS OF EXECUTIVE COMPENSATION
The executive compensation program is comprised of the following elements:
•	Direct compensation, consisting of:
-	Base salary;

-	Annual incentive opportunities; and

-	Long-term incentives through the issuance of stock options.
•	Other compensation and benefits, consisting of participation in our broad-based employee benefit plans

•	Severance benefits

•	Special retention bonuses
Consistent with the principles outlined above, a substantial portion of total direct compensation varies based upon the achievement of our financial and operational objectives, as well as an executive’s individual performance level. We do not have a pre-established policy or target for allocating between fixed and variable compensation or among the different types of variable compensation. Instead, we strive to provide fixed pay (base salary) at levels sufficient to attract and retain qualified executives. The remaining portion of total direct compensation is comprised of variable compensation in the form of annual incentive compensation and long-term equity incentives. We believe that our executives should be rewarded for achieving annual performance goals, but that consistent and sustained performance is the single most important influence on long-term shareholder value. Additionally, we believe that the interests of the Named Executive Officers should be aligned with the interests of our shareholders.
Base Salaries
We offer all our Named Executive Officers an annual base salary to compensate them for services rendered during the year. Competitive base salaries are essential for the attraction and retention of talented executives. Salaries are reviewed periodically and adjusted by Mr. Dyott through consultation with our Board of Directors. Mr. Dyott’s salary is determined by our Board of Directors. Changes to base salaries, if any, are based upon both individual and overall company performance. We also periodically review competitor’s salaries for similar executive positions to ensure maintenance of a competitive compensation scale. There were no increases to the base salaries of our Named Executive Officers over the two fiscal year period ended March 31, 2007, except for Mr. Longpré.

Annual Cash Incentive Compensation
Our Board of Directors annually adopts a bonus plan and performance criteria upon which the annual bonuses of our executives are based. Pursuant to their employment agreements, the minimum annual target bonus is 75% of base salary (as defined therein) for Mr. Dyott and 50% of base salary (as defined therein) for Ms. DeKam and Mr. Kellick. There are no minimum target bonus levels for our other Named Executive Officers. The minimum annual target bonus levels were determined based upon our Named Executive Officers’ responsibilities and their individual contribution to the company. Any other executive bonuses are discretionary and are determined based upon individual and overall company performance. There were no incentive compensation bonuses paid to the Named Executive Officers for Fiscal Year 2007.
Long-term Incentives through the Issuance of Stock Options
Our Board of Directors may, in its discretion, issue grants of common stock options of Holdings to the Executives, as well as to other employees.
Other Compensation and Benefits
The Executives are eligible to participate in the benefit plans available to our eligible employees, including health care, disability, and life insurance programs as well as a tax-qualified 401(k) plan, on the same basis as other eligible employees. We also provide certain Executives with automobile allowances.
Severance Benefits
As described in detail below under “-Termination and Change in Control Payments,” employment agreements for Mr. Dyott, Ms. DeKam and Mr. Kellick, and severance agreements for Mr. Reeve and Mr. Longpré, specify certain severance benefits to be paid in the event of an Executive’s involuntary termination of employment without “Cause” or the Executive’s resignation for “Good Reason”. We have entered into these agreements because we believe that protecting Executives in the event of a termination without Cause or upon their resignation for Good Reason is necessary to attract and retain the talented executives we need to run our business.
Special Retention Bonuses
We paid special retention bonuses to the Named Executive Officers in April 2007, as a result of retention bonus agreements entered into on July 1, 2005, in the following amounts: Mr. Dyott ($325,000); Ms. DeKam ($225,000); Mr. Kellick ($225,000); Mr. Reeve ($125,000); and Mr. Longpré ($125,000). These special retention bonuses were payable pursuant to the retention bonus agreements and such payments were made as a result of the Named Executive Officer having remained in the active employ of the Company through March 31, 2007, subject to the specific terms and provisions of the agreements.
In addition, we paid, in April 2007, special retention bonuses to the Named Executive Officers in the following amounts: Mr. Dyott ($325,000); Ms. DeKam ($225,000); Mr. Kellick ($225,000); Mr. Reeve ($125,000); and Mr. Longpré ($125,000). These additional special retention bonuses were payable pursuant to the employment agreements of Messrs. Dyott and Kellick and Ms. DeKam (see “Employment Agreements with Named Executive Officers” below) and retention bonus agreements entered into on April 19, 2007 for Mr. Reeve and Mr. Longpré. If the Named Executive Officer resigns without Good Reason or the Named Executive Officer’s employment is terminated for Cause prior to April 1, 2008, the Named Executive Officer is required to repay the special retention bonus within five business days of termination of employment, together with interest from the date the Named Executive Officer received the bonus (calculated at the prime rate as published in The Wall Street Journal on the date the Named Executive Officer received the bonus) to the date of repayment. These special retention bonuses were paid as an incentive to retain our key executives.
For Messrs. Dyott and Kellick and Ms. DeKam, “Cause” and “Good Reason” have the meanings described below under “-Termination and Change in Control Payments”. For purposes of the special retention bonus agreements for Mr. Reeve and Mr. Longpré:

•	“Cause” means termination of employment by Graphics because of:
-	any act or omission that constitutes a material breach by the Executive of any of his obligations under the retention bonus agreement;

-	the continued willful failure or refusal of the Executive to substantially perform the duties reasonably required of him as an employee of Graphics;

-	any willful and material violation by the Executive of any Federal or state law or regulation applicable to the business of Graphics, Holdings or any of their respective subsidiaries, or the Executive’s conviction of a felony, or any willful perpetration by the Executive of a common law fraud that is materially injurious to Graphics; or

-	any other willful misconduct by the Executive which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, Graphics, Holdings or any of their respective subsidiaries or affiliates;
provided, however, (x) the good faith performance by the Executive of the duties required of him pursuant to the retention bonus agreement, or (y) any act or omission of the Executive based upon authority given by or pursuant to an action of the Board of Directors or upon the advice of counsel for Graphics, is conclusively presumed not to be willful or to constitute a failure or refusal on the part of the Executive. In addition, if any such Cause relates to the Executive’s obligations under the retention bonus agreement, Graphics must provide the Executive written notice of its intention to terminate and of the grounds for such termination, and the Executive has 20 business days to cure such Cause to the reasonable satisfaction of the Board (or in the event such Cause is not susceptible to cure within such period, Cause will not exist if the Executive has taken all reasonable steps within such period to cure such Cause, to the reasonable satisfaction of the Board, as promptly as practicable thereafter).

•	“Good Reason” means any of the following, without the Executive’s prior written consent:
-	a decrease in the Executive’s base rate of compensation or a failure by Graphics to pay material compensation due and payable to the Executive in connection with his employment;

-	a material diminution of the responsibilities or title of the Executive with Graphics;

-	Graphics requiring the Executive to be based at any office or location more than 20 miles from his principal employment location on the date of the retention bonus agreement, except for any change in employment location agreed to with the Executive prior to April 19, 2007; or

-	a material breach by Graphics of any term or provision of the retention bonus agreement;
provided, however, no event or condition described above constitutes Good Reason unless (i) the Executive provides Graphics written notice of his objection to such event or condition, (ii) such event or condition is not cured by Graphics within 20 business days (or in the event that such event or condition is not curable within such period, Graphics has not taken all reasonable steps within such period to cure such event or condition as promptly as practicable thereafter) and (iii) the Executive resigns his employment with Graphics and its subsidiaries not more than 40 business days following the expiration of the 20 business day period.

SUMMARY COMPENSATION TABLE
The following table sets forth certain information with respect to the compensation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the three most highly compensated executive officers other than the CEO and CFO, based on total compensation during the fiscal year ended March 31, 2007, for their services with us in all capacities during that fiscal year.
There have been no increases to the base salaries of our Named Executive Officers over the two fiscal year period ended March 31, 2007, except for Mr. Longpré.

			Non-Equity
Name and			Incentive Plan		All Other
Principal Position	Year	Salary ($)	Compensation ($)		Compensation ($)		Total ($)
(a)	(b)	(c)	(g)		(i)		(j)

Stephen M. Dyott Chairman and Chief Executive Officer	2007	575,000	325,000	(1)	30,478	(2)	930,478

Kathleen M. DeKam President, Graphics	2007	350,000	225,000	(1)	19,140	(3)	594,140

Patrick W. Kellick Senior Vice President, Chief Financial Officer and Secretary	2007	325,000	225,000	(1)	19,893	(4)	569,893

Stuart R. Reeve President, New Business Development	2007	350,000	125,000	(1)	19,152	(3)	494,152

Denis S. Longpré Executive Vice President, Sales	2007	275,000	125,000	(1)	—		400,000

(1)	Retention bonus paid in April 2007, with respect to retention bonus agreement dated July 1, 2005.

(2)	Includes automobile lease payments, life insurance premiums paid and $5,308 contributed to Graphics 401(k) plan for the Named Executive Officer.

(3)	Includes an automobile allowance, life insurance premiums paid and $5,250 contributed to Graphics 401(k) plan for the Named Executive Officer.

(4)	Includes an automobile allowance, annual physical examination, life insurance premiums paid and $5,250 contributed to Graphics 401(k) plan for the Named Executive Officer.
GRANTS OF PLAN-BASED AWARDS
No stock options or other equity awards were granted to the Named Executive Officers in the fiscal year ended March 31, 2007.

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS
Employment Agreements with Messrs. Dyott and Kellick and Ms. DeKam. Mr. Dyott and Graphics entered into an amended and restated employment agreement on April 19, 2007, and Graphics entered into similar employment agreements with Ms. DeKam and Mr. Kellick on the same date. Key provisions of the agreements include the following:
•	Term. Three years for Mr. Dyott and two years for Ms. DeKam and Mr. Kellick, subject to automatic one-year extensions thereafter.

•	Base Salary. $575,000 per annum for Mr. Dyott, $350,000 for Ms. DeKam and $325,000 for Mr. Kellick (plus, for Ms. DeKam and Mr. Kellick, an automobile allowance of $1,100 per month). In each case, the Executive’s base salary shall be reviewed by our Board of Directors, based upon the Executive’s performance, not less often than annually, and may be increased but not decreased. Mr. Dyott is entitled to use of an automobile of at least the same type and model as the automobile currently being provided to Mr. Dyott on terms no less favorable to the Executive.

•	Annual Bonus. The Board shall annually adopt a bonus plan and performance criteria. The target bonus is at least 75% of base salary (as defined) for Mr. Dyott and at least 50% of base salary (as defined) for Ms. DeKam and Mr. Kellick.

•	Special Retention Bonus. See description above.

•	Employee Benefits. The Executive participates in all employee benefit plans, programs or arrangements established by Graphics for, or made available to, its senior executives. Mr. Dyott is entitled to five weeks of paid vacation annually, Ms. DeKam and Mr. Kellick are entitled to four weeks each of paid vacation annually.

•	Severance Benefits. See below under “-Termination and Change in Control Payments”.

•	Nonsolicitation Covenants. For three years following termination of employment (two years for Ms. DeKam and Mr. Kellick), the Executive may not solicit or endeavor to entice away from Graphics, Holdings or their respective subsidiaries any employee or client of Graphics, Holdings or their respective subsidiaries.

•	Noncompetition Covenants. For three years following termination of employment (two years for Ms. DeKam and Mr. Kellick), the Executive may not be affiliated with a “Competitor”. However, if Graphics exercises its right not to extend the employment term, or the Executive’s employment by Graphics is terminated or the Executive resigns and, in either case, (i) the Executive is not entitled to severance payments or, if entitled thereto, does not receive such payments in full, or is entitled to less than the full amount described therein, and (ii) in the case of Ms. DeKam and Mr. Kellick only, Mr. Dyott has ceased (for any reason) to be the chief executive officer of Graphics at any time prior to, or prior to the end of the one hundred eightieth day after, the date of such termination or resignation, the Executive’s obligations under the noncompete shall terminate as of the date of termination of employment or resignation. For purposes of the noncompete, a “Competitor” is defined as any person that prints retail advertising inserts or provides premedia services for printing and has annual combined retail advertising insert printing and premedia revenues for the most recently ended annual reporting period in excess of $250 million.

•	280G Cutback. In the event the “golden parachute” excise tax under Section 280G of the Internal Revenue Code would apply to any amounts payable to the Executive under the employment agreement or otherwise, such amount will be “cut back” to $1 less than the amount that would trigger coverage of Section 280G.
Severance Agreements with Mr. Reeve and Mr. Longpré. Mr. Reeve and Mr. Longpré are parties to severance agreements with Graphics dated as of August 1, 1999 and January 14, 2000, respectively. These agreements, which provide specified cash severance benefits in the event of the Executive’s termination by Graphics without “Cause” or the Executive’s voluntary resignation for “Good Reason”, are described in detail below under “—Termination and Change in Control Payments.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth certain information with respect to the outstanding equity awards held by the Named Executive Officers as of March 31, 2007.
Option Awards

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options		Option
	(#)	(#)	Option Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date
(a)	(b)	(c)	(e)	(f)

Kathleen M. DeKam	402.25	—	$0.01	01/15/2009
President, Graphics	425.50	1,276.50 (1)	$0.01	12/05/2015

Patrick W. Kellick	900.00	—	$0.01	03/21/2013
Senior Vice	200.50	601.50 (1)	$0.01	12/05/2015
President, Chief Financial Officer and Secretary

Stuart R. Reeve	110.25	—	$0.01	07/27/2009
President, New	360.00	—	$0.01	04/01/2012
Business Development

Denis S. Longpré	543.00	—	$0.01	01/19/2008
Executive Vice	207.00	—	$0.01	01/05/2010
President, Sales

(1)	33.3% of the unexercised options vest on December 5, 2007, 33.3% vest on December 5, 2008, and the remaining 33.3% vest on December 5, 2009.

PENSION BENEFITS

		Number of Years	Present Value of
		of Credited	Accumulated
Name	Plan Name	Service	Benefit ($)
(a)	(b)	(c)	(d)

Stephen M. Dyott Chairman and Chief Executive Officer	American Color Graphics, Inc. Salaried Employees Pension Plan (1)	3 years, 3 months	42,774	(1)

Kathleen M. DeKam President, Graphics	American Color Graphics, Inc. Salaried Employees Pension Plan (1)	8 years, 4 months	14,678	(1)
	Supplemental Executive Retirement Plan (2)	1 year, 9 months	145,539	(2)

Patrick W. Kellick Senior Vice President, Chief Financial Officer and Secretary	American Color Graphics, Inc. Salaried Employees Pension Plan (1)	6 years, 5 months	42,480	(1)

Stuart R. Reeve President, New Business Development	American Color Graphics, Inc. Salaried Employees Pension Plan (1)	5 years, 4 months	21,842	(1)

(1)	In October 1994, the Board of Directors approved an amendment to the defined benefit Pension Plan (the “Plan”) that resulted in the freezing of additional defined benefits for future services under such plan effective January 1, 1995. Thus, no further service-related benefits have accrued under this Plan since 1994. The present value of accumulated benefit for each Named Executive Officer was determined utilizing the RP-2000 Mortality Table for male and female lives and a 6.25% discount rate.

(2)	After five years of vesting service (through July 5, 2010) the Supplemental Executive Retirement Plan, which is a defined benefit plan, provides that Ms. DeKam will be eligible for an annual benefit payable upon retirement on or after attaining age 65, or the present value of such benefit at an earlier date under certain circumstances. As specified in a schedule attached to the plan, at March 31, 2007, Kathleen A. DeKam will be entitled to a $50,000 annual benefit payable at age 65. At March 31, 2007, this plan included one Named Executive Officer (Ms. DeKam) and one former executive. The present value of the accumulated benefit for Ms. DeKam was determined utilizing the RP-2000 Mortality Table for female lives and a 6.25% discount rate.
TERMINATION AND CHANGE IN CONTROL PAYMENTS
Mr. Dyott. In the event Mr. Dyott’s employment is terminated by Graphics without “Cause” or he resigns for “Good Reason”, he is entitled to a lump sum severance payment equal to three times the sum of (a) his annual base salary, and (b) the greater of (i) his annual bonus earned for the fiscal year preceding the fiscal year of termination and (ii) the annual bonus he would have earned for the full fiscal year of termination (based upon Graphics actual performance against target applicable to the portion of the performance period during which Mr. Dyott was employed, with such percentage level of achievement annualized for the full fiscal year). In addition, during the severance period, Mr. Dyott is entitled to continue to participate in all employee health and welfare benefit plans that Graphics or any parent entity provides (and continues to provide) generally to its employees on the same terms as are provided to active executives of Graphics or any such parent. Mr. Dyott is also entitled to use of an automobile of at least the same type and model as the automobile currently being provided to Mr. Dyott on terms no less favorable to the Executive. The cash severance is payable in a lump sum within 10 business days of termination of employment. Mr. Dyott has no duty to mitigate the amount of any severance benefits by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in Mr. Dyott’s employment agreement be reduced by any compensation or benefits earned by Mr. Dyott after the date of Mr. Dyott’s termination of employment or resignation.
For purposes of Mr. Dyott’s employment agreement:

•	“Cause” means termination of Mr. Dyott by Graphics because of :
-	any act or omission that constitutes a material breach by Mr. Dyott of any of his obligations under his employment agreement;

-	the continued willful failure or refusal of Mr. Dyott to substantially perform the duties reasonably required of him as an employee of Graphics;

-	any willful and material violation by Mr. Dyott of any Federal or state law or regulation applicable to the business of Graphics, Holdings or any of their respective subsidiaries, or Mr. Dyott’s conviction of a felony, or any willful perpetration by Mr. Dyott of a common law fraud that is materially injurious to Graphics; or

-	any other willful misconduct by Mr. Dyott which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, Graphics, Holdings or any of their respective subsidiaries or affiliates;
provided, however, (x) the good faith performance by Mr. Dyott of the duties required of him pursuant to his employment agreement, (y) any act or omission of Mr. Dyott based upon authority given by or pursuant to an action of the Board or upon the advice of counsel for Graphics or (z) any disagreement with respect to the advisability, timing or implementation of the sale of any capital stock or assets of Graphics or Holdings, shall be conclusively presumed not to be willful or to constitute a failure or refusal on the part of Mr. Dyott. In addition, Mr. Dyott has a 20 business day period to cure any purported Cause related to Mr. Dyott’s obligations under his employment agreement to the reasonable satisfaction of the Board before he may be terminated for Cause (or, if the event is not susceptible to cure within such period, to take all reasonable steps to cure such Cause, to the reasonable satisfaction of the Board, as promptly as practicable thereafter). For purposes of determining whether Cause has occurred, no act, or failure to act, on Mr. Dyott’s part shall be deemed “willful” unless committed, or omitted, by Mr. Dyott in bad faith.

•	“Good Reason” means any of the following, without Mr. Dyott’s prior written consent:
-	a decrease in Mr. Dyott’s base rate of compensation or a failure by Graphics to pay material compensation due and payable to Mr. Dyott in connection with his employment;

-	a material diminution of the responsibilities or title of Mr. Dyott with Graphics or Holdings;

-	Graphics requiring Mr. Dyott to be based at any office or location more than 20 miles from his principal employment location as of April 19, 2007;

-	a material breach by Graphics of any term or provision of the employment agreement;

-	receipt by Mr. Dyott of written notice from Graphics of its intention not to extend the term of his employment;

-	the failure by Graphics to obtain from any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all the business or assets of Graphics an express written assumption and agreement to perform under Mr. Dyott’s employment agreement; or

-	a Change of Control occurs;

provided, however, Good Reason (other than a Change of Control) does not occur unless (i) Graphics fails to cure the event constituting Good Reason within 20 business days of receipt of notice from Mr. Dyott, and (ii) Mr. Dyott actually resigns his employment not more than 40 business days following the expiration of the 20-business day cure period. In addition, a Change of Control does not constitute Good Reason unless Mr. Dyott resigns within 40 business days after the closing of such Change of Control or within 10 business days after the first anniversary of such Change of Control.

“Change of Control” is defined in Mr. Dyott’s employment agreement to occur when (a) any person (as defined below) shall acquire, whether by purchase, exchange, tender offer, merger, consolidation or otherwise, beneficial ownership of securities of Graphics constituting a majority of the combined voting power of the securities of Graphics, (b) any person shall acquire all or substantially all the assets of Graphics pursuant to a sale, dissolution or liquidation, (c) any person shall acquire the ability to appoint or elect a majority of the members of the Board of Directors of Graphics or Holdings, or (d) the Designated Investors shall otherwise cease to beneficially own at least 30% of the combined voting power of the securities of Graphics. For purposes of this definition, “person” shall have the meaning given in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, except that such term shall not include (i) any stockholder of Holdings or Graphics as of April 19, 2007 and each of their respective affiliates (the “Designated Investors”), (ii) a trustee or other fiduciary holding securities under an employee benefit plan of Graphics or any of its affiliates, (iii) an underwriter temporarily holding securities pursuant to an offering of such securities, and (iv) a corporation owned, directly or indirectly, by the Designated Investors, such that the aggregate ownership of securities or assets of Graphics or the ability to appoint or elect directors of Graphics that is attributable to such Designated Investors would not decrease to a level that would result in a Change of Control, if such ownership or ability was deemed to be held directly in Graphics. The completion of an initial public offering in which no person acquires beneficial ownership of a majority of the combined voting power of the securities of such person shall not constitute a Change of Control, nor shall the acquisition of beneficial ownership of securities of Graphics by a person that has a class of securities registered under Section 12 of the Securities Exchange Act of 1934, if such acquisition does not result in the Designated Investors owning 30% or less of the combined voting power of the securities of Graphics.
Ms. DeKam and Mr. Kellick. The employment agreements for Ms. DeKam and Mr. Kellick include substantially similar severance provisions to Mr. Dyott’s agreement, except that cash severance is two times (rather than three times) the sum of the Executive’s base salary (as defined) and the applicable bonus amount, and welfare benefit plan coverage continues for two years (rather than three) following termination without Cause or resignation for Good Reason. In addition, cash severance is paid in installments over the severance period in accordance with Graphics’ normal payroll procedures, unless Mr. Dyott shall have ceased to be the chief executive officer of Graphics at any time prior to, or prior to the end of the one hundred eightieth day after, the date of the Executive’s date of termination, in which case the severance related to their base salaries is payable in a lump sum within 10 business days after the date of termination or resignation of the Executive (or Mr. Dyott, if later).
Mr. Reeve and Mr. Longpré. Under their severance agreements, Mr. Reeve and Mr. Longpré are entitled to severance benefits if they are terminated without Cause or resign for Good Reason. The severance is equal to a pro rata portion of the bonus for the year employment was terminated (payable at the time bonuses are generally paid) and salary and benefit continuation for two years following termination for Mr. Reeve and one year for Mr. Longpré . Such base salary and benefit payments will be reduced, after the first twelve months from the date of termination for Mr. Reeve and immediately for Mr. Longpré, to the extent the employee receives compensation from another employer.
Under these agreements, “Cause” includes a material breach by the employee of his obligations; continued failure or refusal of the employee to substantially perform his duties to Graphics; competition with Graphics; a willful and material violation of Federal or state law applicable to Graphics or the employee’s conviction of a felony or perpetration of a common law fraud; or other willful misconduct that is injurious to Graphics. “Good Reason” means a decrease in base pay or a failure by Graphics to pay material compensation due and payable; a material diminution of the employee’s responsibilities or title; or a material breach by Graphics of a material term of the severance agreement; and for Mr. Reeve only, a material change in the employee’s principal employment location. The severance agreements also contain confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased for Mr. Reeve and on the anniversary of the date employment has ceased for Mr. Longpré.

The potential severance payments under these agreements are as follows for a termination of employment as of March 31, 2007, assuming that all current agreements were in effect as of that date:

Name	Salary and Bonus ($)	Employee Benefits ($)(1)	Total ($)
Stephen M. Dyott Chairman and Chief	2,700,000	77,922	2,777,922
Executive Officer

Kathleen M. DeKam President, Graphics	1,150,000	30,942	1,180,942

Patrick W. Kellick Senior Vice President, Chief Financial Officer	1,100,000	37,034	1,137,034
and Secretary

Stuart R. Reeve President, New Business	700,000	38,957	738,957
Development

Denis S. Longpré Executive Vice	275,000	27,171	302,171
President Sales

(1)	Consists of continuing welfare plan coverage. The value is based on the type of insurance coverage we carried for each executive officer as of March 31, 2007 and is valued at the premiums in effect on that date. Also consists of continuation of auto allowance, where applicable, and accrued vacation pay.
DIRECTOR COMPENSATION
Directors of Holdings and Graphics do not receive a salary or an annual retainer for their services but are reimbursed for expenses incurred with respect to such services.
Compensation Committee Interlocks and Insider Participation
Graphics does not have a compensation committee. Stephen M. Dyott, our Chairman and Chief Executive Officer, serves on the Board and participates in deliberations with the Board regarding compensation of executive officers, other than his own compensation arrangement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information, as of March 31, 2007, concerning the persons having beneficial ownership of more than five percent of the capital stock of Holdings and the beneficial ownership thereof by each director and Named Executive Officer of Holdings and by all directors and executive officers of Holdings as a group. Each holder below has sole voting power and sole investment power over the shares designated below.

	Shares of
	Holdings	Percent of
Name	Common Stock	Class
Morgan Stanley Capital Partners III, L.P.	22,497.9	14.2
MSCP892 Investors, L.P. c/o Metalmark Capital LLC 1177 Avenue of the Americas New York, NY 10036

Morgan Stanley Capital Investors, L.P.	835.1	0.5
The Morgan Stanley Leveraged Equity Fund II, L.P.	59,450.0	37.6
1585 Broadway New York, NY 10036

First Plaza Group Trust	17,000.0	10.8
c/o Mellon Bank, N.A. 1 Mellon Bank Center Pittsburgh, PA 15258

Directors and Named Executive Officers:

Stephen M. Dyott	14,970.0	9.5

Kathleen A. DeKam (a)	2,234.5	1.4

Patrick W. Kellick (b)	2,909.5	1.8

Stuart R. Reeve (c)	2,610.0	1.6

Denis S. Longpré (d)	750.0	0.5

Eric T. Fry	—	—

Michael C. Hoffman	—	—

Hwan-Yoon F. Chung	—	—

All directors and executive officers as a Group (eight persons, including Messrs. Dyott, Kellick, Reeve and Longpré and Ms. DeKam) (e)	23,474.0	14.5

(a)	Includes 827.75 common stock options exercisable within 60 days.

(b)	Includes 1,100.50 common stock options exercisable within 60 days.

(c)	Includes 470.25 common stock options exercisable within 60 days.

(d)	Includes 750.00 common stock options exercisable within 60 days.

(e)	Includes 3,148.50 common stock options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Relationship With Metalmark and Morgan Stanley
Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Capital Investors, L.P. and The Morgan Stanley Leveraged Equity Fund II, L.P. (collectively, the “Morgan Stanley Funds”) hold 52.3% of the outstanding shares of our common stock at March 31, 2007. The general partners of such limited partnerships are wholly owned subsidiaries of Morgan Stanley. Metalmark Capital LLC is an independent private equity firm established in 2004 by former principals of Morgan Stanley Capital Partners (“Metalmark”). An affiliate of Metalmark manages Morgan Stanley Capital Partners III, L.P. and MSCP III 892 Investors, L.P. pursuant to a subadvisory agreement. In addition, under such subadvisory arrangement, Morgan Stanley Capital Investors, L.P. and The Morgan Stanley Leveraged Equity Fund II, L.P. are effectively obligated to vote or direct the vote and to dispose or direct the disposition of any of our shares owned directly by them on the same terms and conditions as are determined by Metalmark with respect to shares held by Morgan Stanley Capital Partners III, L.P. and MSCP III 892 Investors, L.P. As a result of these relationships, Metalmark may be deemed to control our management and policies. In addition, Metalmark may be deemed to control all matters requiring stockholder approval, including the election of a majority of our directors, the adoption of amendments to our certificate of incorporation, our payment of dividends (subject to restrictions under our debt agreements) and the approval of mergers and sales of all or substantially all our assets.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table represents fees for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements for the fiscal years ended March 31, 2007 and March 31, 2006 and fees billed for other services rendered by Ernst & Young LLP during those periods. The fees for the annual audit and quarterly reviews reflect the fees for the year on an accrual/estimated basis as required by the Securities and Exchange Commission disclosure rules. Otherwise, the amounts reported reflect actual fees invoiced during the Company’s fiscal year.

	Fiscal Year Ended March 31,
	2007	2006
	(In thousands)
Audit fees (a)	$415	428
Audit-related fees (b)	133	70
Tax fees (c)	40	42
All other fees	—	—

Total fees	$588	540

(a)	Audit fees consist of fees for professional services related to the audit of our consolidated financial statements, review of financial statements included in our quarterly reports, comfort letters and other services related to SEC matters, as well as services that are normally provided by the independent auditor in connection with statutory filings or engagements.

(b)	Audit-related fees consist of employee pension and benefit plan audits and fees related to the review of financing agreements.

(c)	Tax fees include the review of federal, state, local and Canadian tax returns as well as tax planning and consultation on new tax legislation, regulations, rulings and developments.
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
All services provided by Ernst & Young LLP in the fiscal year ended March 31, 2007 were pre-approved by the Board of Directors.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as a part of this Report:
Reports of Independent Registered Public Accounting Firm
    1 and 2.  Financial Statements: The following Consolidated Financial Statements of
      Holdings are included in Part II, Item 8:
      Consolidated balance sheets — March 31, 2007 and 2006
      For the Years Ended March 31, 2007, 2006 and 2005:
      Consolidated statements of operations
      Consolidated statements of stockholders’ deficit
      Consolidated statements of cash flows
      Notes to Consolidated Financial Statements
Financial Statement Schedules: The following financial statement schedules of Holdings are filed as a part of this Report.

	Schedules	Page No.
I.	Condensed Financial Information of Registrant:
	Condensed Financial Statements (parent company only) for the years ended
	March 31, 2007, 2006 and 2005 and as of March 31, 2007 and 2006	90

II.	Valuation and qualifying accounts	97
Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set-forth therein is included in the Consolidated Financial Statements or notes thereto.
3. Exhibits: The exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of this Report.

Exhibit No.	Description

3.1	Certificate of Incorporation of Graphics, as amended to date*

3.2	By-laws of Graphics, as amended to date*

3.3	Restated Certificate of Incorporation of Holdings, as amended to date*

3.4	By-laws of Holdings, as amended to date*

10.1	Amended and Restated Credit Agreement dated as of May 5, 2005, among Graphics and Holdings; with Banc of America Securities, as Sole Lead Arranger, and Bank of America, N.A., as Administrative Agent, and certain lenders####

10.1 (a)	First Amendment to May 5, 2005 Amended and Restated Credit Agreement dated as of September 26, 2006, among Graphics and Holdings; with Bank of America, N.A., as Administrative Agent and L/C Issuer; and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and certain lenders****

10.1 (b)	Second Amendment to May 5, 2005 Amended and Restated Credit Agreement dated as of March 30, 2007, among Graphics and Holdings; with Banc of America, N.A. as Agent; and Banc of America Securities, LLC as Sole Lead Arranger and Sole Book Manager, and certain lenders *****

10.1 (c)	Third Amendment to May 5, 2005 Amended and Restated Credit Agreement dated as of June 13, 2007, among Graphics and Holdings; with Bank of America, N.A., as Agent, and certain lenders❖❖

Exhibit No.	Description
10.2	Employment Agreement dated as of April 19, 2007, among Graphics, Holdings and Stephen M.Dyott#####

10.3	Severance Letter, dated August 1, 1999, between Graphics and Stuart Reeve***

10.4	Employment Agreement dated as of April 19, 2007, among Graphics, Holdings and Patrick W. Kellick#####

10.5	Severance Letter, dated January 14, 2000, between Graphics and Denis S. Longpré❖

10.6	Employment Agreement dated as of April 19, 2007, among Graphics, Holdings and Kathleen A. DeKam#####

10.7	Amended and Restated Stockholders’ Agreement, dated as of August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P. and the additional parties named therein**

10.7 (a)	Amendment No. 1, dated January 16, 1998, to Amended and Restated Stockholders’ Agreement dated as of August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P., and the additional parties named herein††††

10.8	Stock Option Plan of Holdings††

10.9	Common Stock Option Agreement Form†††††

10.10	Holdings Common Stock Option Plan††††

10.11	Amended and Restated American Color Graphics, Inc. Supplemental Executive Retirement Plan†††††

10.12	Credit Agreement dated as of July 3, 2003, among Graphics; Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender; Morgan Stanley Senior Funding, Inc., as Documentation Agent; GECC Capital Markets Group Inc., as Syndication Agent; and the financial institutions named therein as Lenders#

10.12 (a)	First Amendment to Credit Agreement dated as of February 9, 2004 to Credit Agreement dated as of July 3, 2003, among Graphics; Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender; Morgan Stanley Senior Funding, Inc., as Documentation Agent; GECC Capital Markets Group Inc., as Syndication Agent; and the financial institutions named therein as Lenders###

10.12 (b)	Second Amendment to Credit Agreement dated as of February 11, 2005 to Credit Agreement dated as of July 3, 2003, among Graphics; Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender; GECC Capital Markets Group, Inc., as Syndication Agent; and the financial institutions named therein as Lenders †††

10.12 (c)	Third Amendment to Credit Agreement dated as of April 7, 2005 to Credit Agreement dated as of July 3, 2003, among Graphics; Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender; GECC Capital Markets Group, Inc., as Syndication Agent; and the financial institutions named therein as Lenders†

10.13	Indenture (including the form of the 10% Notes) dated as of July 3, 2003, among Graphics, Holdings and The Bank of New York#

10.14	Purchase Agreement dated June 19, 2003, among Graphics, Holdings and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers##

10.15	Registration Rights Agreement dated June 19, 2003, among Graphics, Holdings and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Credit Suisse First Boston LLC##

10.16	Intercreditor Agreement dated July 3, 2003, by and among Bank of America, N.A., The Bank of New York and Graphics##

10.17	Security Agreement dated July 3, 2003, among Graphics, Holdings and the Bank of New York##

10.18	Pledge Agreement dated July 3, 2003, by Graphics and Holdings in favor of The Bank of New York, as Trustee##

10.19	Executive Incentive Compensation Program †††††

10.20	Credit Agreement dated as of September 26, 2006, among American Color Graphics Finance, LLC; with Bank of America, N.A., as Administrative Agent and Collateral Agent; and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager****

10.21	Security Agreement dated as of September 26, 2006, between American Color Graphics Finance, LLC; among Bank of America, N.A., as Collateral Agent****

Exhibit No.	Description
10.22	Servicing Agreement dated as of September 26, 2006, by and among American Color Graphics, Inc., as Servicer, American Color Graphics Finance, LLC, as Purchaser, and Bank of America,
N.A., as Administrative Agent and Collateral Agent****

10.22 (a)	First Amendment to September 26, 2006 Servicing Agreement dated as of March 30, 2007, among Graphics, as Servicer, Graphics Finance, as Purchaser, and Bank of America, N.A. as Administrative Agent, and certain lenders*****

10.23	Contribution and Sale Agreement dated as of September 26, 2006, by and between American Color Graphics, Inc., as Seller and American Color Graphics Finance, LLC, as Purchaser****

10.24	Retention Bonus Agreement (form) dated as of April 19, 2007, between Graphics and employee.#####

10.25	Stock Option Agreement (form) dated as of April 19, 2007, between Holdings and grantee#####

10.26	Omnibus Amendment Of Loan Documents dated as of June 13, 2007, among Graphics, Graphics Finance, and Bank of America, N.A., as Agent, and certain lenders❖❖

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference from Amendment No. 2 to Form S-1 filed on October 4, 1993 — Registration number 33-65702.

†	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 2005 – Commission file number 33-97090.

#	Incorporated by reference from Post Effective Amendment No. 9 to Form S-1 filed on July 16, 2003 – Commission file number 33-97090.

❖	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 2006 – Commission file number 33-97090.

##	Incorporated by reference from Form S-4 filed on November 6, 2003 – Registration number 33-97090.

**	Incorporated by reference from Form S-4 filed on September 19, 1995 – Registration number 33-97090.

††	Incorporated by reference from Amendment No. 2 to Form S-4 filed on November 22, 1995 — Registration number 33-97090.

❖❖	Incorporated by reference from the Form 8-K filed June 19, 2007 – Commission file number 33-97090.

***	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 – Commission file number 33-97090.

†††	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 – Commission file number 33-97090.

###	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 – Commission file number 33-97090.

****	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 – Commission file number 33-97090.

††††	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1998 – Commission file number 33-97090.

####	Incorporated by reference from the Form 8-K filed May 6, 2005 – Commission file number 33-97090.

*****	Incorporated by reference from the Form 8-K filed April 13, 2007– Commission file number 33-97090.

†††††	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 – Commission file number 33-97090.

#####	Incorporated by reference from the Form 8-K filed April 20, 2007 – Commission file number 33-97090.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Condensed Balance Sheets
(Dollars in thousands except par values)

	March 31,
	2007	2006
Assets

Current assets:

Receivable from subsidiary	$1,098	1,134

Total assets	$1,098	1,134

Liabilities and Stockholders’ Deficit

Liabilities of subsidiary in excess of assets	$244,736	230,830

Income taxes payable	—	36

Total liabilities	244,736	230,866

Commitments and contingencies

Stockholders’ deficit:

Common stock, voting, $.01 par value, 5,852,223 shares authorized,158,205 shares issued and outstanding at March 31, 2007 and March 31, 2006	2	2

Additional paid-in capital	2,038	2,038

Accumulated deficit	(230,769)	(209,760)

Other accumulated comprehensive loss, net of tax	(14,909)	(22,012)

Total stockholders’ deficit	(243,638)	(229,732)

Total liabilities and stockholders’ deficit	$1,098	1,134

See accompanying notes to condensed financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Condensed Statements of Operations
(In thousands)

	Year ended March 31,
	2007	2006	2005
Equity in loss of subsidiary	$21,009	14,577	25,667

Net loss	$21,009	14,577	25,667

See accompanying notes to condensed financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Condensed Statements of Cash Flows
(In thousands)

Year ended March 31,
	2007	2006	2005
Cash flows from operating activities	$—	—	—

Cash flows from investing activities	—	—	—

Cash flows from financing activities	—	—	—

Net change in cash	$—	—	—

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
Holdings has no operations or significant assets other than its investment in Graphics. Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at March 31, 2007, Graphics’ ability to pay dividends or lend to Holdings is restricted, except that Graphics may pay specified amounts to Holdings to fund the payment of Holdings’ obligations pursuant to a tax sharing agreement (see notes 3 and 4).
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

On July 3, 2003, Graphics issued $280 million of 10% Senior Second Secured Notes Due 2010 (the “10% Notes”) bearing interest at 10% and maturing June 15, 2010. The 10% Notes are fully and unconditionally guaranteed on a senior basis by Holdings and by future domestic subsidiaries of Graphics (subject to certain exceptions).

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

Holdings and Graphics (collectively the “Company”) are parties to an amended and restated tax sharing agreement effective July 27, 1989. Under the terms of the agreement, Graphics (the income from which is consolidated with that of Holdings for U.S. federal income tax purposes) is liable to Holdings for amounts representing U.S. federal income taxes calculated on a “stand-alone basis”. Each year Graphics pays to Holdings the lesser of (i) Graphics’ U.S. federal tax liability computed on a stand-alone basis and (ii) its allocable share of the U.S. federal tax liability of the consolidated group. Accordingly, Holdings is not currently reimbursed for the separate tax liability of Graphics to the extent Holdings’ losses reduce the consolidated tax liability. Reimbursement for the use of such Holdings’ losses will occur when the losses may be used to offset Holdings’ income computed on a stand-alone basis. Graphics has also agreed to reimburse Holdings in the event of any adjustment (including interest or penalties) to consolidated income tax returns based upon Graphics’ obligations with respect thereto. No reimbursement obligation currently exists between Graphics and Holdings. Also under the terms of the tax sharing agreement, Holdings has agreed to reimburse Graphics for refundable U.S. federal income taxes equal to an amount which would be refundable to Graphics had Graphics filed separate U.S. federal income tax returns for all years under the agreement. Graphics and Holdings have also agreed to treat foreign, state and local income and franchise taxes for which there is consolidated or combined reporting in a manner consistent with the treatment of U.S. federal income taxes as described above.

5.	Notes Payable and Long-Term Debt

May 5, 2005 Refinancing

On May 5, 2005, the Company entered into an Amended and Restated Credit Agreement with Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and Bank of America, N.A., as Administrative Agent, and certain lenders (as amended, the “2005 Credit Agreement”) which resulted in the refinancing of the Company’s $70 million senior secured revolving credit facility, which would have matured on July 3, 2008, (the “Old Revolving Credit Facility”) and significantly improved the Company’s liquidity position. The 2005 Credit Agreement is a $90 million secured facility comprised of:
•	a $55 million revolving credit facility ($40 million of which may be used for letters of credit), maturing on December 15, 2009, which is not subject to a borrowing base limitation, (the “2005 Revolving Credit Facility”); and

•	a $35 million non-amortizing term loan facility maturing on December 15, 2009 (the “2005 Term Loan Facility”).
Interest on borrowings under the 2005 Credit Agreement is floating, based upon existing market rates, at either (a) LIBOR plus a margin of 5.75% for loans at March 31, 2007, or (b) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds rate plus 0.5%) plus a margin of 4.75% for loans at March 31, 2007. Margin levels increase as the levels of receivables sold by Graphics to Graphics Finance (as defined below) meet certain thresholds under the Receivables Facility (as defined below). In addition, Graphics is obligated to pay specified unused commitment, letter of credit and other customary fees.

Borrowings under the 2005 Term Loan Facility must be repaid in full on the facility’s maturity date of December 15, 2009. Graphics is also required to prepay the 2005 Term Loan Facility and the 2005 Revolving Credit Facility under certain circumstances with excess cash flows and proceeds from certain sales of assets, equity issuances and incurrences of indebtedness.

Borrowings under the 2005 Credit Agreement are secured by substantially all of Graphics’ assets. Receivables sold to Graphics Finance (as defined below) under the Receivables Facility (as defined below) are released from this lien at the time they are sold. In addition, Holdings has guaranteed all indebtedness under the 2005 Credit Agreement which guarantee is secured by a pledge of all of Graphics’ capital stock.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Notes to Condensed Financial Statements
The 2005 Credit Agreement requires satisfaction of a first lien leverage ratio test. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. These covenants, among other things, restrict the Company’s ability to:
•	incur or guarantee additional debt;

•	create or permit to exist certain liens;

•	pledge assets or engage in sale-leaseback transactions;

•	make capital expenditures, other investments or acquisitions;

•	prepay, redeem, acquire for value, refund, refinance, or exchange certain debt (including the 10% Notes), subject to certain exceptions;

•	repurchase or redeem equity interests;

•	change the nature of our business;

•	pay dividends or make other distributions;

•	enter into transactions with affiliates;

•	dispose of assets or enter into mergers or other business combinations; and

•	place restrictions on dividends, distributions or transfers to the Company from its subsidiaries.
September 26, 2006 Revolving Trade Receivables Facility

On September 26, 2006, American Color Graphics Finance, LLC (“Graphics Finance”), a newly formed wholly-owned subsidiary of Graphics, entered into a $35 million revolving trade receivables facility (as amended, the “Receivables Facility”) with Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and Bank of America, N.A., as Administrative Agent, Collateral Agent and Lender, and certain lenders. The Receivables Facility improved Graphics’ overall liquidity position.

The maximum borrowing availability under the Receivables Facility is $35 million. Availability at any time is limited to a borrowing base linked to 85% of the balances of eligible receivables less certain minimum excess availability requirements. Graphics expects most of its receivables from U.S. customers will be eligible for inclusion in the borrowing base.

Borrowings under the Receivables Facility are secured by substantially all the assets of Graphics Finance, which consist primarily of any receivables sold by Graphics to Graphics Finance pursuant to a receivables contribution and sale agreement. Graphics services these receivables pursuant to a servicing agreement with Graphics Finance.

The Receivables Facility also requires Graphics, as servicer of the receivables sold by it to Graphics Finance, to satisfy the same first lien leverage ratio test contained in the 2005 Credit Agreement. In addition, the Receivables Facility contains other customary affirmative and negative covenants and events of default. It also contains other covenants customary for facilities of this type, including requirements related to credit and collection policies, deposits of collections and maintenance by each party of its separate corporate identity, including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Holdings and its consolidated subsidiaries. Failure to meet these covenants could lead to an acceleration of the obligations under the Receivables Facility, following which the lenders would have the right to sell the assets securing the Receivables Facility.

The Receivables Facility expires on December 15, 2009, when all borrowings thereunder become payable in full.

Interest on borrowings under the Receivables Facility is floating, based on existing market rates, at either (a) an adjusted LIBOR rate plus a margin of 4.25% at March 31, 2007 or (b) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds rate plus 0.5%) plus a margin of 3.25% at March 31, 2007. In addition, Graphics Finance is obligated to pay specified unused commitment and other customary fees.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Notes to Condensed Financial Statements
10% Senior Second Secured Notes

The 10% Notes mature June 15, 2010, with interest payable semi-annually on June 15 and December 15. The 10% Notes are redeemable at the option of Graphics in whole or in part on June 15, 2007, at 105% of the principal amount, plus accrued interest. The redemption price will decline each year after 2007 and will be 100% of the principal amount of the 10% Notes, plus accrued interest, beginning on June 15, 2009. Upon a change of control, Graphics will be required to make an offer to purchase the 10% Notes, unless such requirement has been waived. The purchase price will equal 101% of the principal amount of the 10% Notes on the date of purchase, plus accrued interest.

Amendments to Credit Facilities

On June 13, 2007, the 2005 Credit Agreement and the Receivables Facility were amended to (a) increase the maximum permissible first lien leverage ratios as of the last day of the fiscal quarters ending September 30, and December 31, 2007, and March 31, 2008, and (b) require that the Company maintain certain levels of minimum total liquidity at November 30, December 13, and December 31, 2007, and at the end of each month thereafter through March 31, 2008.

The Company is currently in compliance with the covenant requirements set forth in the 2005 Credit Agreement and the Receivables Facility, as amended.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
ACG HOLDINGS, INC.

	Balance at					Balance at
	Beginning	Expense /	Write-	Other		End of
	of Period	(Income)	offs	Adjustments		Period
	(in thousands)
Fiscal Year ended March 31, 2007

Allowance for doubtful accounts	$1,275	(237)	(21)	—		1,017

Reserve for inventory obsolescence	$328	(109)	(68)	—		151

Income tax valuation allowance	$61,897	—	—	5,967	(a)	67,864

Fiscal Year ended March 31, 2006

Allowance for doubtful accounts	$1,783	(110)	(250)	(148)		1,275

Reserve for inventory obsolescence	$267	102	(41)	—		328

Income tax valuation allowance	$54,772	—	—	7,125	(b)	61,897

Fiscal Year ended March 31, 2005

Allowance for doubtful accounts	$2,853	257	(1,327)	—		1,783

Reserve for inventory obsolescence	$285	114	(132)	—		267

Income tax valuation allowance	$45,185	—	—	9,587	(a)	54,772

(a)	The increase in the valuation allowance relates to current year losses for which no tax benefit has been recorded, partially offset by a decrease in deferred tax assets related to the additional minimum pension liability.

(b)	The increase in the valuation allowance relates to current year losses for which no tax benefit has been recorded and an increase in deferred tax assets related to the additional minimum pension liability.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

ACG Holdings, Inc.

American Color Graphics, Inc.
Date

/s/ Stephen M. Dyott	June 27, 2007

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

Signature	Title	Date
/s/ Patrick W. Kellick	Senior Vice President	June 27, 2007
Patrick W. Kellick	Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ Linda G. Plisco	Assistant Corporate Controller	June 27, 2007
Linda G. Plisco	(Principal Accounting Officer)

/s/ Michael C. Hoffman	Director	June 27, 2007
Michael C. Hoffman

/s/ Eric T. Fry	Director	June 27, 2007

Eric T. Fry

/s/ Hwan-Yoon Chung	Director	June 27, 2007

Hwan-Yoon Chung

ACG HOLDINGS, INC.
Annual Report on Form 10-K
Fiscal Year Ended March 31, 2007
Index to Exhibits

Exhibit No.	Description

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350