Form 10-K/A
period 2007-03-31
AMERICAN COLOR GRAPHICS INC; ACG HOLDINGS INC
filed 2007-08-31
CIK 856709, 856710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
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
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No
Aggregate market value of the voting and non-voting common stock of ACG Holdings, Inc. held by non-affiliates: Not applicable.
ACG Holdings, Inc. has 173,254 shares outstanding of its common stock, $.01 Par Value, as of August 31, 2007 (all of which are privately owned and not traded on a public market).
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K/A (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our management’s views and assumptions as of the date of this Report regarding future events and operating performance. Statements that are not of historical fact are forward-looking statements and are contained throughout this Report including Items 1A and 7 hereof. Some of the forward-looking statements in this Report can be identified by the use of forward-looking terms such as “believes,” “intends,” “expects,” “may,” “will,” “estimates,” “should,” “could,” “anticipates,” “plans” or other comparable terms. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond the control of ACG Holdings, Inc. (“Holdings”), together with its wholly-owned subsidiary, American Color Graphics, Inc. (“Graphics” or “Company”), which could cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
ITEM 1A. RISK FACTORS
Our consolidated results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this annual report on Form 10-K/A.
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
Based on our management’s current forecasts and our current capital structure (and without giving effect to the proposed Vertis Merger (see note 18 to our consolidated financial statements appearing elsewhere in this Report) or any other actions that we may take), we cannot provide any assurance that we will be able to comply with the first lien coverage ratio covenants in our 2005 Credit Agreement and our Receivables Facility after November 29, 2007. Accordingly, pursuant to Emerging Issues Task Force Issue 86-30 “Classification of Obligations When a Violation is Waived by the Creditor” (“EITF 86-30”) and Statement of Financial Accounting Standards No. 78, “Classification of Obligations That Are Callable by the Creditor-an amendment of ARB No. 43, Chapter 3A (“SFAS 78”), we have classified all amounts outstanding under the 2005 Credit Agreement, the Receivables Facility, the 10% Notes, and all our capital lease obligations as current liabilities in the accompanying March 31, 2007 consolidated balance sheet. No amounts under the 2005 Credit Agreement, Receivables Facility or 10% Notes or capital lease obligations were due but unpaid at March 31, 2007, or August 31, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information about our covenant compliance and indebtedness.
In Fiscal Years 2007, 2006, 2005, and 2004, our earnings were insufficient to cover fixed charges. Our ability to make payments on our indebtedness, to refinance our existing indebtedness and to operate our business depends on our ability to generate significant amounts of cash in the future. Our ability to generate such significant amounts of cash depends on many factors beyond our control.
Our earnings were insufficient to cover fixed charges for the Fiscal Years 2007, 2006, 2005 and 2004 by $20.7 million, $19.1 million, $28.0 million and $16.7 million, respectively. The deficiency of earnings to cover fixed charges is computed by subtracting earnings before fixed charges, income taxes and discontinued operations from fixed charges. Fixed charges consist of interest expense, net amortization of debt issuance expense, and the portion of operating lease rental expense that we deem to be representative of interest. Borrowings under our 2005 Credit Agreement and Receivables Facility bear interest at floating rates. If interest rates rise significantly, our fixed charges will increase and our ability to meet our debt service obligations may be adversely affected.
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
We can provide no assurances that we will be able to generate earnings before fixed charges at or above current levels or that we will be able to meet our debt service obligations, including our obligations under the 2005 Credit Agreement, the Receivables Facility and the 10% Notes. If we do not generate sufficient cash flow to meet our debt service obligations, we could face liquidity problems and we might be required to seek waivers or amendments from the requisite lenders under our 2005 Credit Agreement or our Receivables Facility or the requisite holders of our 10% Notes, or all three thereof, under the documentation therefor, refinance one or both of our 2005 Credit Agreement or Receivables Facility, incur additional indebtedness above currently permitted levels (if the requisite lenders under our bank credit facilities and the requisite holders of our 10% Notes permit it), seek to exchange some or all of our 10% Notes for other securities of the Company, sell the entire Company to another party or dispose of material assets or operations, reduce or delay capital expenditures or otherwise reduce our expenses, or take other material actions that could have a material adverse effect on us. We can provide no assurances that any such refinancing or restructuring of our debt or any other such actions could be accomplished or as to the timing or terms thereof. The proceeds from any sale of our assets in all likelihood would have to be applied to the reduction of our first priority secured debt.
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
See “—Our substantial indebtedness could have a material adverse effect on our financial health and our ability to obtain financing, and to refinance our existing indebtedness, in the future and to react to changes in our business” above, regarding classification of our indebtedness as a current liability in the March 31, 2007 consolidated balance sheet.
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
The 2005 Credit Agreement also requires delivery to the lenders of our annual consolidated financial statements accompanied by a report and opinion of our independent certified public accountants that is not subject to any “going concern” qualification.
These restrictions could limit our ability to obtain future financing, make needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.
The Receivables Facility contains other customary affirmative and negative covenants and events of default. It also contains other covenants customary for facilities of this type, including requirements related to credit and collection policies, deposits of collections and maintenance by each party of its separate corporate identity, including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Holdings and its consolidated subsidiaries. The Receivables Facility also requires delivery to the lenders of our annual consolidated financial statements accompanied by a report and opinion of our independent certified public accountants that is not subject to any “going concern” qualification. Failure to meet these covenants could lead to an acceleration of the obligations under the Receivables Facility, following which the lenders would have the right to sell the assets securing the Receivables Facility.
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
On August 31, 2007, our 2005 Credit Agreement and Receivables Facility were amended to, among other things, provide that compliance with the first lien coverage ratio covenants in each thereof as of September 30, 2007, will not be measured or determined for any purpose until November 29, 2007 (including, without limitation, for the purpose of determining our entitlement to make additional borrowings under either such facility on or prior to such date). We do not believe that it is probable that we will be in compliance with our first lien coverage ratio covenants under our 2005 Credit Agreement and Receivables Facility at or after November 29, 2007.
At March 31, 2007, and August 31, 2007, we were in compliance with the covenant requirements set forth in the 2005 Credit Agreement and the Receivables Facility, as amended. We were not in compliance with certain reporting requirements under our 2005 Credit Agreement and Receivables Facility subsequent to March 31, 2007. On August 31, 2007, the lenders under both facilities waived such noncompliance. One such waiver related to our failure to deliver our restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 accompanied by a report and opinion of our independent certified public accountants that was not subject to any “going concern” qualification. See the Report of Independent Registered Public Accounting Firm, which contains a “going concern” qualification, accompanying our restated consolidated financial statements included in this Report. The lenders under both facilities waived such noncompliance with respect to the delivery of such Report of Independent Registered Public Accounting Firm until November 29, 2007.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for information about amendments to our credit facilities on June 13, 2007, and August 31, 2007.
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
The 10% Note indenture requires that Graphics commence, within 30 days of the occurrence of a Change of Control (as defined therein), and consummate an offer to purchase all 10% Notes then outstanding, at a purchase price equal to 101% of their principal amount, plus accrued interest (if any) to the payment date. The 10% Notes indenture provides that such covenant can be amended or waived with the consent of the holders of the requisite percentage of the 10% Notes. There can be no assurance that such consent could be obtained.
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
A breach of a covenant in any of our debt agreements or instruments could result in an event of default under such debt agreement or instrument. In addition, the 2005 Credit Agreement, the Receivables Facility and our capital lease debt obligations contain customary cross default provisions. The 10% Notes indenture contains a cross acceleration provision and, with respect to certain principal payment requirements, a cross default provision.
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
See “-Our substantial indebtedness could have a material adverse effect on our financial health and our ability to obtain financing, and to refinance our existing indebtedness, in the future and to react to changes in our business” above, regarding classification of our indebtedness as a current liability in the March 31, 2007 consolidated balance sheet.
Our proposed merger with Vertis, Inc. may not occur.
On July 23, 2007, Holdings entered into a letter of intent with Vertis, Inc. (“Vertis”), with respect to the proposed merger of Holdings with Vertis or an affiliate of Vertis (the “Vertis Merger”). Upon the closing of the Vertis Merger, Graphics would become a wholly-owned subsidiary of Vertis. The closing is subject to the execution of a mutually acceptable definitive merger agreement, the satisfaction of customary closing conditions and the receipt of necessary approvals. The Vertis Merger would be subject to the amendment, refinancing, or repayment in full of the parties’ senior secured credit facilities and the successful exchange of the parties’ outstanding notes (or another mutually satisfactory arrangement). There can be no assurance that a definitive merger agreement can or will be signed or that it will be signed by any particular date. If signed, there can be no assurance that the transaction can or will be completed or that it will be completed by any particular date.
The letter of intent provides for a period of exclusivity with respect to the negotiations of a merger agreement. Such exclusivity period has been extended to September 3, 2007. The date on which the letter of intent may be terminated by either party thereto has also been extended to September 3, 2007. The parties have also agreed that, for such purposes, such date shall be automatically extended thereafter for additional one week periods, unless either party notifies the other that it will not extend such date prior to the end of any such additional one week period.
If we are unable to retain key management personnel, our business could be adversely affected.
Our success is dependent to a large degree upon the continued service of key members of our management, particularly Stephen M. Dyott, our Chairman and Chief Executive Officer, Patrick W. Kellick, our Chief Financial Officer, Kathleen A. DeKam, our President of Graphics, Stuart R. Reeve, our President, New Business Development and Denis S. Longpré, our Executive Vice President, Sales. The loss of any of these key executives could have a material adverse effect on our business, financial condition and results of operations. See “Executive Compensation-Termination and Change in Control Payments” in the Form 10-K for the fiscal year ended March 31, 2007 for information concerning certain agreements with such persons concerning their employment by us.
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
The Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P., and MSCP III 892 Investors, L.P., which we refer to collectively as the Morgan Stanley Funds, own shares of common stock of Holdings constituting 52.3% of the outstanding common stock, and 47.2% of the fully diluted common equity, of Holdings. The general partners of such limited partnerships are wholly-owned subsidiaries of Morgan Stanley. Metalmark Capital LLC (“Metalmark”) is an independent private equity firm established in 2004 by former principals of Morgan Stanley Capital Partners. An affiliate of Metalmark manages Morgan Stanley Capital Partners III, L.P. and MSCP III 892 Investors, L.P. pursuant to a subadvisory agreement. In addition, under such subadvisory arrangement, Morgan Stanley Capital Investors, L.P. and The Morgan Stanley Leveraged Equity Fund II, L.P. are effectively obligated to vote or direct the vote and to dispose or direct the disposition of any of our shares owned directly by them on the same terms and conditions as are determined by Metalmark with respect to shares held by Morgan Stanley Capital Partners III, L.P. and MSCP III 892 Investors, L.P. Two of the directors of Holdings, Messrs. Hoffman and Chung, are employees of Metalmark. As a result of these relationships, Metalmark may be deemed to control our management and policies. In addition, Metalmark may be deemed to control all matters requiring stockholder approval, including the election of a majority of our directors, the adoption of amendments to our certificate of incorporation, our payment of dividends (subject to restrictions under our debt agreements) and the approval of mergers and sales of all or substantially all our assets. Circumstances could arise under which the interests of Metalmark or the Morgan Stanley Funds could be in conflict with our interests.

PART II
ITEM 6. SELECTED FINANCIAL DATA
Set forth below is selected financial data for and as of the fiscal years ended March 31, 2007, 2006, 2005, 2004 and 2003. The balance sheet data as of March 31, 2007 and 2006 and the statements of operations data for the fiscal years ended March 31, 2007, 2006 and 2005 are derived from the audited consolidated financial statements for such periods and at such dates. The selected financial data as of March 31, 2005, 2004, and 2003 and for the years ended March 31, 2004 and 2003 is derived from previously issued financial statements adjusted for unaudited restatements of deferred financing costs, accrued vacation, and other immaterial corrections. The selected financial data below, for the fiscal years ended March 31, 2004 and 2003, also reflects our former digital visual effects business (“Digiscope”) as a discontinued operation.
The Company has restated its results for the fiscal years ended March 31, 2003 through March 31, 2007. This restatement resulted from a correction in the accounting treatment of certain deferred financing costs, a correction to the accrued vacation calculation, and the correction of other individually immaterial errors in the respective prior periods within the Company’s consolidated financial statements. (See note 2 to the consolidated financial statements for schedules reconciling the restatement related changes for the fiscal years ended March 31, 2007, 2006 and 2005).
This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements appearing elsewhere in this Report.

ACG Holdings, Inc.
Selected Financial Data
(Restated)

	Fiscal Year Ended March 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Statements of Operations Data:
Sales	$445,026	434,489	449,513	471,102	517,139
Cost of sales	396,654	385,777	404,355	409,794	445,316

Gross profit	48,372	48,712	45,158	61,308	71,823
Selling, general and administrative expenses	27,859	27,431	29,029	33,010	37,860
Restructuring costs (benefit) and other charges (a)	(412)	(531)	10,032	7,698	1,722

Operating income	20,925	21,812	6,097	20,600	32,241
Interest expense, net	39,940	37,071	33,748	34,032	28,245
Loss on early extinguishment of debt (b)	—	—	—	2,794	—
Other expense (c)	1,714	3,827	313	489	1,503
Income tax expense (benefit) (d)	(193)	(3,369)	(1,685)	11,441	1,559

Income (loss) from continuing operations	(20,536)	(15,717)	(26,279)	(28,156)	934
Discontinued operations: (e)
Loss from operations, net of $0 tax	—	—	—	12	979
Loss on disposal, net of $0 tax	—	—	—	444	—

Net loss	$(20,536)	(15,717)	(26,279)	(28,612)	(45)

Balance Sheet Data (at end of period):
Working capital deficit	$(355,948)	(14,580)	(6,280)	(13,425)	(28,659)
Total assets	$226,224	230,632	258,212	267,695	278,216
Long-term debt and capitalized leases, including current installments	$352,110	324,284	309,951	298,298	231,757
Stockholders’ deficit	$(244,952)	(231,519)	(213,583)	(188,937)	(107,986)
Other Data:
Net cash provided (used) by operating activities	$(12,574)	(5,622)	(3,967)	20,763	43,678
Net cash used by investing activities	$(12,703)	(5,523)	(7,172)	(13,118)	(27,446)
Net cash provided (used) by financing activities	$25,277	11,169	11,214	(7,524)	(20,711)
Capital expenditures (including capital lease obligations entered into)	$12,701	12,486	6,907	15,966	28,652
Ratio of earnings to fixed charges (f)	—	—	—	—	1.08x
EBITDA (g)	$37,841	37,468	28,835	41,149	54,210

NOTES TO SELECTED FINANCIAL DATA

(a)	In March 2005, we approved a restructuring plan for our premedia services segment, which was designed to improve operating efficiencies and overall profitability. We recorded $1.5 million of costs under this plan in the fiscal year ended March 31, 2005 (“Fiscal Year 2005”). We recorded $(0.1) million and $(0.2) million of costs for this plan in the fiscal year ended March 31, 2007 (“Fiscal Year 2007”) and 2006 (“Fiscal Year 2006”), respectively.

In March 2005, we approved a restructuring plan for our print segment, to reduce manufacturing costs and improve profitability. We recorded $3.1 million of costs under this plan in Fiscal Year 2005. We recorded $(0.5) million of costs for this plan in Fiscal Year 2006.

In February 2005, we approved a restructuring plan for our print and premedia services segments, to reduce overhead costs and improve operating efficiency and profitability. We recorded $3.5 million of costs under this plan in Fiscal Year 2005. We recorded $(0.2) million of costs for this plan in Fiscal Year 2006.

In January 2004, we approved a restructuring plan for our print and premedia services segments, which was designed to improve operating efficiency and profitability. We recorded $5.3 million of costs under this plan in the fiscal year ended March 31, 2004 (“Fiscal Year 2004”). We recorded $(0.2) million and $(0.3) million of costs for this plan in Fiscal Year 2007 and Fiscal Year 2005, respectively.

In July 2003, we implemented a restructuring plan for our print and premedia services segments to further reduce our selling, general and administrative expenses. We recorded $1.8 million of costs under this plan in Fiscal Year 2004.

In the fourth quarter of the fiscal year ended March 31, 2003 (“Fiscal Year 2003”), we approved a restructuring plan for our print and premedia services segments, which was designed to improve operating efficiency and profitability. We recorded $1.2 million of costs under this plan in Fiscal Year 2003. We recorded $(0.2) million of costs for this plan in Fiscal Year 2004.

In January 2002, we approved a restructuring plan for our print and premedia services segments, which was designed to improve asset utilization, operating efficiency and profitability. We recorded $8.6 million of costs under this plan in the fiscal year ended March 31, 2002 (“Fiscal Year 2002”). We recorded an additional $(0.1) million, $0.5 million, $0.6 million and $0.4 million of costs for this plan in Fiscal Year 2007, Fiscal Year 2006, Fiscal Year 2005 and Fiscal Year 2004, respectively.

In addition, we recorded $1.6 million, $0.4 million and $0.5 million of other charges in our print and premedia services divisions in Fiscal Year 2005, Fiscal Year 2004 and Fiscal Year 2003, respectively. See note 15 to our consolidated financial statements appearing elsewhere in this Report for further discussion of this restructuring activity.

(b)	As part of a refinancing transaction entered into on July 3, 2003, we recorded a loss related to the early extinguishment of debt of $2.8 million, net of zero taxes. This loss related to the write-off of deferred financing costs associated with our old bank credit agreement and our 12 3/4% Senior Subordinated Notes Due 2005 (the “12 3/4% Notes”), neither of which remain outstanding or in effect as of the date of this Report.

(c)	In the fourth quarter of the fiscal year ended March 31, 2006, we concluded that certain non-production information technology assets of the print segment were fully impaired as a result of our periodic assessment. This impairment resulted in a charge of $2.8 million. The impairment charge is classified within other, net in the consolidated statement of operations for the fiscal year ended March 31, 2006.

(d)	In Fiscal Year 2007, income tax benefit relates primarily to an adjustment recorded in the first quarter of $0.4 million to reflect the tax benefit associated with a change in estimate with respect to our income tax liability, net of tax expense related to taxable income in foreign jurisdictions. The valuation allowance increased by $5.8 million in Fiscal Year 2007 as a result of changes in the deferred tax items. This increase primarily includes an $8.6 million increase related to the tax effect of temporary differences generating deferred tax assets and a decrease of $2.8 million related to the tax effect of the decrease in the additional minimum pension liability, which is a component of other comprehensive income (loss).

In Fiscal Year 2006, income tax benefit relates primarily to an adjustment recorded in the third quarter of $3.6 million to reflect the tax benefit associated with a change in estimate with respect to our income tax liability, net of tax expense related to taxable income in foreign jurisdictions. The valuation allowance increased by $7.6 million in Fiscal Year 2006 as a result of changes in the deferred tax items. This increase primarily includes a $6.6 million increase related to the tax effect of temporary differences generating deferred tax assets and an increase of $1.0 million related to the tax effect of the increase in the additional minimum pension liability, which is a component of other comprehensive income (loss).

In Fiscal Year 2005, income tax benefit relates primarily to tax benefit from losses in foreign jurisdictions and to an adjustment recorded in the third quarter of $0.4 million to reflect the tax benefit associated with a change in estimate with respect to our income tax liability. The valuation allowance increased by $9.8 million in Fiscal Year 2005 as a result of changes in the deferred tax items. This increase included a $9.8 million increase related to the tax effect of temporary differences generating deferred tax assets, net of a decrease of $0.4 million related to the tax effect of the decrease in the additional minimum pension liability, which is a component of other comprehensive income (loss).

In the second quarter of Fiscal Year 2004, the valuation allowance for deferred tax assets was increased by $12.8 million, resulting in a corresponding debit to deferred income tax expense. This adjustment reflected a change in circumstances which resulted in a judgment that, based on the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) that restrict our ability to consider forecasts of future income, a corresponding amount of deferred tax assets may not be realized. The change in circumstances arose from our assessment of the economic climate, particularly the continuance of competitive pricing pressures in our industry, and the expected increase in annual interest costs arising from the issuance of our 10% Notes in July 2003 that provided negative evidence about our ability to realize certain deferred tax assets. We will reverse our valuation allowance into income when and to the extent sufficient evidence arises to support the realization of the related deferred tax assets. The valuation allowance increased by $18.3 million in the fiscal year ended March 31, 2004 (“Fiscal Year 2004”) as a result of changes in the deferred tax items. This increase primarily included the $12.8 million increase discussed above and a $5.5 million increase related to the tax effect of temporary differences generating deferred tax assets, which is net of a decrease of $1.3 million related to the tax effect of the decrease in the additional minimum pension liability, a component of other comprehensive income (loss). In the third quarter of Fiscal Year 2004, we recorded an adjustment of $2.2 million to reflect the tax benefit associated with a change in estimate with respect to our income tax liability.

The valuation allowance increased by $3.4 million in the fiscal year ended March 31, 2003 (“Fiscal Year 2003”) as a result of changes in the deferred tax items. This increase is primarily due to a $5.0 million increase related to the tax effect of the additional minimum pension liability, which is a component of other comprehensive income (loss), partially offset by a decrease in other temporary differences generating deferred tax assets.

(e)	In June 2003, we made a strategic decision to sell the operations of our digital visual effects business, Digiscope, for a de minimis amount. This resulted in a net loss of approximately $0.4 million in the quarter ended June 30, 2003, which is net of zero income tax benefit. As a result of this sale, Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operations are segregated in our consolidated financial statements. Sales, cost of sales and selling, general and administrative expenses attributable to Digiscope for Fiscal Year 2003 have been reclassified and presented within discontinued operations. Sales attributable to Digiscope for Fiscal Year 2004 and Fiscal Year 2003 were $0.8 million and $3.2 million, respectively.

(f)	The ratio of earnings to fixed charges is calculated by dividing earnings (representing consolidated pretax income or loss from continuing operations) before fixed charges by fixed charges. Fixed charges consist of interest expense, net amortization of debt issuance expense, and that portion of operating lease rental expense which we deem to be representative of interest. The deficiency in earnings to cover fixed charges is computed by subtracting earnings before fixed charges, income taxes and discontinued operations from fixed charges. The deficiency in earnings required to cover fixed charges for Fiscal Years 2007, 2006, 2005 and 2004 was $20.7 million, $19.1 million, $28.0 million and $16.7 million, respectively.

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

	Fiscal Year Ended March 31,
	2007	2006	2005	2004	2003
	Restated	Restated	Restated	Restated	Restated
	(In thousands)
EBITDA	$37,841	37,468	28,835	41,149	54,210
Depreciation and amortization	(18,630)	(19,483)	(23,051)	(24,288)	(24,451)
Interest expense, net	(39,940)	(37,071)	(33,748)	(34,032)	(28,245)
Income tax (expense) benefit	193	3,369	1,685	(11,441)	(1,559)

Net loss	$(20,536)	(15,717)	(26,279)	(28,612)	(45)

The following items are included in the determination of EBITDA and net loss above:

	Fiscal Year Ended March 31,
	2007	2006	2005	2004	2003
	Restated	Restated	Restated	Restated
	(In thousands)
Restructuring costs (benefit)	$(412)	(531)	8,364	7,326	1,191
Other charges	—	—	1,668	372	531
Loss on early extinguishment of debt	—	—	—	2,794	—
Loss from discontinued operations	—	—	—	456	979
Impairment of assets	—	2,830	—	—	750

Total	$(412)	2,299	10,032	10,948	3,451

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The most important drivers of our results of operations include:
•	the relationships we have developed with key long-term customers and the capital we have devoted to those relationships;

•	the balance between capacity and demand in our industry sector; and

•	our experienced management team’s clear focus on servicing the retail advertising insert and newspaper markets.
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
We are one of the leading printers of retail advertising inserts in the United States. In the fiscal year ended March 31, 2007 (“Fiscal Year 2007”), retail advertising inserts accounted for 82% of our total print segment sales and in the fiscal years ended March 31, 2006 (“Fiscal Year 2006”) and 2005 (“Fiscal Year 2005”) accounted for 81% and 83% of our total print segment sales, respectively. The focus and attention of our entire management team continues to be dedicated to serving the retail advertising insert market. We have made, and will continue to make, disciplined strategic capital investments to enable us to maintain our position as a leader in the retail advertising insert market.
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

Restatement of Financial Statements
On August 20, 2007, we, in consultation with our Board of Directors, announced through a Form 8-K filing with the Securities and Exchange Commission (“SEC”), that as a result of certain accounting matters, the financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 would be restated. We have completed our review and have restated the audited financial statements for those periods.
The revisions associated with this restatement, the cumulative impact of which is an increase to accumulated deficit previously reported at March 31, 2007 of $1,314,000, relate principally to a correction in the accounting treatment of certain deferred financing costs (a cumulative impact to increase previously reported accumulated deficit at March 31, 2007 by $478,000) and an adjustment to our accrued vacation liability calculation (a cumulative impact to increase previously reported accumulated deficit at March 31, 2007 by $661,000). These two revisions, as well as certain other corrections of individually immaterial errors (a net cumulative impact to increase previously reported accumulated deficit at March 31, 2007 by $175,000), decreased our net loss by $473,000 in the fiscal year ended March 31, 2007, increased net loss by $1,140,000 and $612,000 in the fiscal years ended March 31, 2006 and 2005, respectively, and increased the accumulated deficit by $ 35,000 as of April 1, 2004.
We have historically capitalized costs associated with our quarterly and annual SEC filings including, without limitation, costs related to legal services, rating agency fees, EDGAR fees and printing services, as deferred financing costs within our consolidated balance sheet. These costs were amortized over future periods through interest expense within our consolidated statements of operations over the remaining term of the underlying debt instrument. We are required to file periodic reports with the SEC as a result of a covenant in the indenture governing the 10% Notes. Due to this covenant requirement (and a covenant requirement to maintain the effectiveness of a registration statement previously filed by us with the SEC), these costs were previously deemed by us to relate specifically to the ongoing indenture requirement, and therefore, provided future economic benefit.
During August 2007, we were advised by Ernst & Young LLP that based on applicable guidance, such costs should be not be capitalized and expensed over future periods, but should be treated as period costs and expensed through the selling, general and administrative expense line item of our consolidated statements of operations. We have reviewed the applicable guidance and determined to conform to this approach. The revisions for the treatment of deferred financing costs decreased net loss by $7,000 in the fiscal year ended March 31, 2007, increased net loss by $115,000 and $128,000 in the fiscal years ended March 31, 2006 and 2005, respectively, and increased the accumulated deficit by $242,000 as of April 1, 2004.
The second primary adjustment related to a revision of our accrued vacation liability calculation, due to the correction of certain underlying supporting data. The correction of this liability increased net loss by $257,000 and $404,000 in the fiscal years ended March 31, 2007 and 2006, respectively.
Accordingly, we have amended our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as originally filed on June 27, 2007, and have restated the financial statements included within for the fiscal years ended March 31, 2007, 2006 and 2005. (See note 2 to the consolidated financial statements for schedules reconciling the restatement related changes for the fiscal years ended March 31, 2007, 2006 and 2005.)
Recent Performance
During Fiscal Year 2007, we continued to operate in a very challenging and competitive market environment in both our print and premedia services segments. Our print production volume increased 1.3% from Fiscal Year 2006 levels, however, overall print profitability was negatively impacted in Fiscal Year 2007 as a result of:
•	the continuance of competitive pricing due to a modest amount of excess industry capacity;

•	incremental costs associated with the start-up of a replacement press in one of our print facilities;

•	incremental costs associated with the start-up of a newspaper service facility; and

•	increased foreign exchange losses.
Premedia profitability was negatively impacted in Fiscal Year 2007 as a result of:
•	reduced volume;

•	the impact of competitive pricing in this segment; and

•	reductions in certain service requirements related to one major customer.

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
In September 2006, we improved our overall liquidity position through the formation of American Color Graphics Finance, LLC (“Graphics Finance”), a wholly-owned subsidiary of Graphics, and the execution of a $35 million revolving trade receivables facility (the “Receivables Facility”) between Graphics Finance and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and Bank of America, N.A., as Administrative Agent, Collateral Agent and Lender, and certain other lenders. See “—Liquidity and Capital Resources” and “Risk Factors”.
On June 13, 2007, the 2005 Credit Agreement and the Receivables Facility were amended to (a) increase the maximum permissible first lien leverage ratios as of the last day of our fiscal quarters ending September 30, and December 31, 2007, and March 31, 2008, and (b) require that we maintain certain levels of minimum total liquidity at November 30, December 13, and December 31, 2007, and at the end of each month thereafter through March 31, 2008. See “—Liquidity and Capital Resources” and “Risk Factors”.
On August 31, 2007, our 2005 Credit Agreement and Receivables Facility were amended to, among other things, provide that compliance with the first lien coverage ratio covenants in each thereof as of September 30, 2007, will not be measured or determined for any purpose until November 29, 2007 (including, without limitation, for the purpose of determining our entitlement to make additional borrowings under either such facility on or prior to such date). The lenders under both facilities also waived our noncompliance with certain reporting requirements under such facilities subsequent to March 31, 2007. One such waiver related to our failure to deliver our restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 accompanied by a report or opinion of our independent certified public accountants that was not subject to any “going concern” qualification. See the Report of Independent Registered Public Accounting Firm, which contains a “going concern” qualification, accompanying our restated consolidated financial statements included in this Report. The lenders under both facilities waived such noncompliance with respect to the delivery of such Report of Independent Registered Public Accounting Firm until November 29, 2007.
See “—Liquidity and Capital Resources” for updated information about our liquidity and capital resources.
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
In Fiscal Years 2007 and 2006, we recognized net reversals of excess restructuring costs accrued in prior periods of $0.4 million and $0.5 million, respectively. At March 31, 2007, we had accrued restructuring costs of approximately $2.1 million recorded in our consolidated balance sheet. We expect to make cash payments of approximately $1.1 million of the accrued restructuring costs during Fiscal Year 2008, $0.3 million during the fiscal year ending March 31, 2009 (“Fiscal Year 2009”), $0.4 million in the fiscal year ending March 31, 2010 (“Fiscal Year 2010”) and $0.3 million in the fiscal year ending March 31, 2011 (“Fiscal Year 2011”) associated with these programs. See note 15 to our consolidated financial statements appearing elsewhere in this Report.

The following table summarizes the expense (income) recorded relating to the restructuring and other charges incurred in association with our restructuring plans by segment for the three most recent fiscal years (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year	Three Year
	2005	2006	2007	Total
	(Restated)	(Restated)	(Restated)	(Restated)
Fiscal Year 2002 Plan Costs

Restructuring costs:
Severance & other employee costs – Print	$(29)	—	—	(29)
Lease termination costs – Print	670	482	(107)	1,045
Total restructuring costs	641	482	(107)	1,016

Fiscal Year 2003 Plan Costs

Restructuring costs:
Severance & other employee costs – Premedia	(5)	—	—	(5)
Other costs – Premedia	(11)	—	—	(11)

Total restructuring benefit	(16)	—	—	(16)

July 2003 Plan Costs

Restructuring costs:
Severance & other employee costs – Print	12	—	11	23
Severance & other employee costs – Premedia	(12)	—	—	(12)

	—	—	11	11

January 2004 Plan Costs

Restructuring costs:
Severance & other employee costs – Print	(234)	(117)	—	(351)
Severance & other employee costs – Premedia	(107)	(66)	(223)	(396)
Lease termination costs – Print	(3)	—	—	(3)
Other costs – Print	15	194	(15)	194
Other costs – Premedia	—	—	—	—

Total restructuring benefit	(329)	11	(238)	(556)

Fiscal Year 2005 Plant and SG&A Reduction Plan Costs

Restructuring costs:
Severance & other employee costs – Print	3,044	(263)	(39)	2,742
Severance & other employee costs – Premedia	458	—	(3)	455
Other costs – Print	1	19	6	26
Other costs – Premedia	—	3	—	3

Total restructuring costs (benefit)	3,503	(241)	(36)	3,226

	Fiscal Year	Fiscal Year	Fiscal Year	Three Year
	2005	2006	2007	Total
	(Restated)	(Restated)	(Restated)	(Restated)
Fiscal Year 2005 Pittsburg Facility Closure Plan Costs
Restructuring costs:
Severance & other employee costs – Print	2,293	(812)	—	1,481
Lease termination costs – Print	803	(117)	—	686
Other costs – Print	3	393	25	421

Total restructuring costs (benefit)	3,099	(536)	25	2,588
Other charges:
Asset impairment charge – Print	1,266	—	—	1,266

Total other charges	1,266	—	—	1,266
Fiscal Year 2005 New York Premedia Consolidation Plan Costs
Restructuring costs:
Severance & other employee costs – Premedia	195	(40)	—	155
Lease termination costs – Premedia	1,271	(207)	(79)	985
Other costs – Premedia	—	—	12	12

Total restructuring costs (benefit)	1,466	(247)	(67)	1,152
Other charges:
Asset impairment charge – Premedia	402	—	—	402

Total other charges	402	—	—	402
Total restructuring costs (benefit)	8,364	(531)	(412)	7,421
Total other charges	1,668	—	—	1,668

Total restructuring costs (benefit) and other charges	$10,032	(531)	(412)	9,089

The following table summarizes our historical results of continuing operations for Fiscal Years 2007, 2006 and 2005.

	Fiscal Year Ended March 31,
	2007	2006	2005
	(Restated)	(Restated)	(Restated)
	(Dollars in thousands)
Sales
Print	$396,535	380,648	393,922
Premedia Services	48,491	53,841	55,591

Total	$445,026	434,489	449,513

Gross Profit
Print	$35,937	33,788	29,968
Premedia Services	12,425	14,924	15,186
Other	10	—	4

Total	$48,372	48,712	45,158

Gross Margin
Print	9.1%	8.9%	7.6%
Premedia Services	25.6%	27.7%	27.3%
Total	10.9%	11.2%	10.1%

EBITDA
Print (a)	$34,116	30,531	22,579
Premedia Services (a)	8,853	10,938	9,942
Other (b)	(5,128)	(4,001)	(3,686)
Total	$37,841	37,468	28,835

EBITDA Margin
Print	8.6%	8.0%	5.7%
Premedia Services	18.3%	20.3%	17.9%
Total	8.5%	8.6%	6.4%

(a)	In Fiscal Year 2007, EBITDA for the print and premedia services segments includes the impact of restructuring benefit of ($0.1) million and ($0.3) million, respectively. EBITDA for the print and premedia services segments in Fiscal Year 2006 includes the impact of restructuring benefit of ($0.2) million and ($0.3) million, respectively, and for the print segment also includes a non-cash asset impairment charge of $2.8 million. EBITDA for the print and premedia services segments in Fiscal Year 2005 includes the impact of restructuring costs and other charges of $7.8 million and $2.2 million, respectively. For additional information about our restructuring plan, see “ — Our Restructuring Results and Cost Reduction Initiatives” above.

(b)	Other operations include corporate general and administrative expenses. In addition, in Fiscal Year 2007, EBITDA for other operations includes the impact of incremental legal expenses associated with two lawsuits in which the Company is the plaintiff.

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

		Premedia
	Print	Services	Other	Total
Fiscal Year 2007 (Restated)
EBITDA	$34,116	8,853	(5,128)	37,841
Depreciation and amortization	(16,563)	(2,067)	—	(18,630)
Interest expense, net	—	—	(39,940)	(39,940)
Income tax benefit	—	—	193	193

Net income (loss)	$17,553	6,786	(44,875)	(20,536)

Fiscal Year 2006 (Restated)
EBITDA	$30,531	10,938	(4,001)	37,468
Depreciation and amortization	(16,767)	(2,716)	—	(19,483)
Interest expense, net		—	(37,071)	(37,071)
Income tax benefit	—	—	3,369	3,369

Net income (loss)	$13,764	8,222	(37,703)	(15,717)

Fiscal Year 2005 (Restated)
EBITDA	$22,579	9,942	(3,686)	28,835
Depreciation and amortization	(19,867)	(3,184)	—	(23,051)
Interest expense, net	—	—	(33,748)	(33,748)
Income tax benefit	—	—	1,685	1,685

Net income (loss)	$2,712	6,758	(35,749)	(26,279)

Historical Results of Operations
Fiscal Year 2007 vs. Fiscal Year 2006
Total sales increased 2.4% to $445.0 million in Fiscal Year 2007 from $434.5 million in Fiscal Year 2006. This increase reflected an increase in print sales of $15.8 million, or 4.2%, offset in part by a decrease in premedia services’ sales of $5.3 million, or 9.9%. Total gross profit decreased to $48.4 million, or 10.9% of sales, in Fiscal Year 2007 from $48.7 million, or 11.2% of sales, in Fiscal Year 2006. EBITDA increased to $37.8 million, or 8.5% of sales, in Fiscal Year 2007 from $37.5 million, or 8.6% of sales, in Fiscal Year 2006. See the discussion of these changes by segment below.
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
Gross Profit. Print gross profit increased $2.2 million to $36.0 million in Fiscal Year 2007 from $33.8 million in Fiscal Year 2006. Print gross margin increased to 9.1% in Fiscal Year 2007 from 8.9% in Fiscal Year 2006. The increase in gross profit includes the impact of increased print production volume, certain changes in customer and product mix and net benefits from various cost reduction programs at our facilities. These increases were offset in part by the continuing impact of competitive pricing pressures, increased foreign exchange losses and incremental costs associated with the start-up of a replacement press and a newspaper service facility. Our gross margin may not be comparable from period to period because of a) the impact of changes in paper prices included in sales and b) changes in the level of customer supplied paper.
Selling, General and Administrative Expenses. Print selling, general and administrative expenses increased $1.5 million to $18.3 million, or 4.6% of print sales, in Fiscal Year 2007, from $16.8 million, or 4.4% of print sales, in Fiscal Year 2006. This change primarily includes increases in sales related compensation expense. These increases were offset in part by the impact of the change in our estimates related to the allowance for doubtful accounts.
Restructuring Costs (Benefit) and Other Charges. Restructuring costs (benefit) and other charges was a benefit of $(0.1) million in Fiscal Year 2007 versus a benefit of $(0.2) million in Fiscal Year 2006. See “ — Our Restructuring Results and Cost Reduction Initiatives” above.
Other Expense (Income). Other expense (income) decreased $3.3 million to expense of $0.2 million in Fiscal Year 2007 from expense of $3.5 million in Fiscal Year 2006. The Fiscal Year 2006 expense included $2.8 million of non-cash asset impairment charges related to certain non-production information technology assets as a result of our periodic assessment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, EBITDA for the print business increased $3.6 million to $34.1 million in Fiscal Year 2007 from $30.5 million in Fiscal Year 2006.
Premedia Services
Sales. Premedia services’ sales decreased $5.3 million to $48.5 million in Fiscal Year 2007 from $53.8 million in Fiscal Year 2006. The decrease in Fiscal Year 2007 includes a decrease in premedia production volume, the impact of continued competitive pricing pressures in this segment and reductions in certain service requirements related to one major customer.
Gross Profit. Premedia services’ gross profit decreased $2.5 million to $12.4 million in Fiscal Year 2007 from $14.9 million in Fiscal Year 2006. The decrease in gross profit includes the impact of reduced sales, discussed above, offset in part by reduced manufacturing costs related to benefits from various cost containment initiatives at our premedia facilities. Premedia services’ gross margin decreased to 25.6% in Fiscal Year 2007 from 27.7% in Fiscal Year 2006.

Selling, General and Administrative Expenses. Premedia services’ selling, general and administrative expenses decreased $0.9 million to $5.8 million, or 12.0% of premedia services’ sales in Fiscal Year 2007, from $6.7 million, or 12.5% of premedia services’ sales in Fiscal Year 2006. This decrease primarily includes the impact of decreased employee related costs in the administrative areas and reduced amortization expense.
Restructuring Costs (Benefit) and Other Charges. Restructuring costs (benefit) and other charges remained unchanged at a benefit of ($0.3) million in both Fiscal Year 2007 and 2006. See ” — Our Restructuring Results and Cost Reduction Initiatives” above.
Other Expense (Income). Other expense (income) decreased to expense of $0.1 million in Fiscal Year 2007 from expense of $0.3 million in Fiscal Year 2006. This decrease was primarily due to net losses on the sale of fixed assets in Fiscal Year 2006.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, premedia services’ EBITDA decreased $2.0 million to $8.9 million in Fiscal Year 2007 from $10.9 million in Fiscal Year 2006.
Other Operations
Other operations consist primarily of corporate general and administrative expenses. In Fiscal Year 2007, EBITDA for other operations increased to a loss of $5.1 million from a loss of $4.0 million in Fiscal Year 2006. This increased loss is largely related to incremental legal expenses associated with two lawsuits in which the Company is the plaintiff.
Interest Expense
In Fiscal Year 2007, interest expense increased to $40.0 million from $37.2 million in Fiscal Year 2006. The increase in Fiscal Year 2007 is the result of both higher levels of indebtedness and increased borrowing costs. See note 7 to our consolidated financial statements appearing elsewhere in this Report.
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
Net Loss
As a result of the factors discussed above, our net loss increased to $20.5 million in Fiscal Year 2007 from a net loss of $15.7 million in Fiscal Year 2006.
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

Fiscal Year 2006 vs. Fiscal Year 2005
Total sales decreased 3.3% to $434.5 million in Fiscal Year 2006 from $449.5 million in Fiscal Year 2005. This decrease reflected a decrease in print sales of $13.2 million, or 3.4%, and a decrease in premedia services’ sales of $1.8 million, or 3.1%. Total gross profit increased to $48.7 million, or 11.2% of sales, in Fiscal Year 2006 from $45.2 million, or 10.1% of sales, in Fiscal Year 2005. EBITDA increased to $37.5 million, or 8.6% of sales, in Fiscal Year 2006 from $28.8 million, or 6.4% of sales, in Fiscal Year 2005. See the discussion of these changes by segment below.
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
Gross Profit. Print gross profit increased $3.8 million to $33.8 million in Fiscal Year 2006 from $30.0 million in Fiscal Year 2005. Print gross margin increased to 8.9% in Fiscal Year 2006 from 7.6% in Fiscal Year 2005. The increase in gross profit includes net benefits from productivity improvements and various cost reduction programs at our facilities. These increases were offset in part by the impact of competitive pricing pressures and increased utility costs. The increase in gross margin includes these items and the impact of increases in the level of customer supplied paper, offset in part by increased paper prices reflected in sales. Our gross margin may not be comparable from period to period because of a) the impact of changes in paper prices included in sales and b) changes in the level of customer supplied paper.
Selling, General and Administrative Expenses. Print selling, general and administrative expenses decreased $2.5 million to $16.8 million, or 4.4% of print sales, in Fiscal Year 2006, from $19.3 million, or 4.9% of print sales, in Fiscal Year 2005. This decrease includes net benefits associated with numerous specific cost containment initiatives in this area.
Restructuring Costs (Benefit) and Other Charges. Restructuring costs (benefit) and other charges decreased $8.0 million to $(0.2) million in Fiscal Year 2006 from $7.8 million in Fiscal Year 2005. See “ — Our Restructuring Results and Cost Reduction Initiatives” above.
Other Expense (Income). Other expense (income) increased $3.5 million to expense of $3.5 million in Fiscal Year 2006 from expense of less than $0.1 million in Fiscal Year 2005. This increase included $2.8 million of non-cash asset impairment charges related to certain non-production information technology assets as a result of our periodic assessment in accordance with SFAS 144.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, EBITDA for the print business increased $7.9 million to $30.5 million in Fiscal Year 2006 from $22.6 million in Fiscal Year 2005.
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
Gross Profit. Premedia services’ gross profit decreased $0.3 million to $14.9 million in Fiscal Year 2006 from $15.2 million in Fiscal Year 2005. The decrease in gross profit includes the impact of reduced sales, discussed above, offset in part by reduced manufacturing costs as a result of various cost containment initiatives. Premedia services’ gross margin increased slightly to 27.7% in Fiscal Year 2006 from 27.3% in Fiscal Year 2005.

Selling, General and Administrative Expenses. Premedia services’ selling, general and administrative expenses increased $0.5 million to $6.7 million, or 12.5% of premedia services’ sales in Fiscal Year 2006, from $6.2 million, or 11.2% of premedia services’ sales in Fiscal Year 2005. This increase includes the impact of increased employee related costs in the administrative areas, offset in part by reductions in selling expenses.
Restructuring Costs (Benefit) and Other Charges. Restructuring costs (benefit) and other charges decreased $2.5 million to ($0.3) million in Fiscal Year 2006 from $2.2 million in Fiscal Year 2005. See “ — Our Restructuring Results and Cost Reduction Initiatives” above.
Other Expense (Income). Other expense (income) increased to expense of $0.3 million in Fiscal Year 2006 from income of less than $0.1 million in Fiscal Year 2005. This increase was primarily due to net losses on the sale of fixed assets.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, premedia services’ EBITDA increased $1.0 million to $10.9 million in Fiscal Year 2006 from $9.9 million in Fiscal Year 2005.
Other Operations
Other operations consist primarily of corporate general and administrative expenses. In Fiscal Year 2006, EBITDA for other operations increased to a loss of $4.0 million from a loss of $3.7 million in Fiscal Year 2005. This change includes the impact of increases in certain employee related expenses during Fiscal Year 2006.
Interest Expense
In Fiscal Year 2006, interest expense increased to $37.2 million from $33.8 million in Fiscal Year 2005. The increase in Fiscal Year 2006 is the result of both higher levels of indebtedness and increased borrowing costs. See note 7 to our consolidated financial statements appearing elsewhere in this Report.
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
Net Loss
As a result of the factors discussed above, our net loss improved to $15.7 million in Fiscal Year 2006 from a net loss of $26.3 million in Fiscal Year 2005. Included in the Fiscal Year 2006 and 2005 net losses were restructuring costs (benefit) and other charges of ($0.5) million and $10.0 million, respectively. In addition, the Fiscal Year 2006 net loss includes a $2.8 million non-cash asset impairment charge.
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

Liquidity and Capital Resources
*   *   *
On July 23, 2007, Holdings entered into a letter of intent with Vertis, Inc. (“Vertis”), with respect to the proposed merger of Holdings with Vertis or an affiliate of Vertis (the “Vertis Merger”). Upon the closing of the Vertis Merger, Graphics would become a wholly-owned subsidiary of Vertis. The closing is subject to the execution of a mutually acceptable definitive merger agreement, the satisfaction of customary closing conditions and the receipt of necessary approvals. The Vertis Merger would be subject to the amendment, refinancing, or repayment in full of the parties’ senior secured credit facilities and the successful exchange of the parties’ outstanding notes (or another mutually satisfactory arrangement). There can be no assurance that a definitive merger agreement can or will be signed or that it will be signed by any particular date. If signed, there can be no assurance that the transaction can or will be completed or that it will be completed by any particular date.
The letter of intent provides for a period of exclusivity with respect to the negotiations of a merger agreement. Such exclusivity period has been extended to September 3, 2007. The date on which the letter of intent may be terminated by either party thereto has also been extended to September 3, 2007. The parties have also agreed that, for such purposes, such date shall be automatically extended thereafter for additional one week periods, unless either party notifies the other that it will not extend such date prior to the end of any such additional one week period.
*   *   *
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
At March 31, 2007, and August 31, 2007, we were in compliance with the covenant requirements set forth in the 2005 Credit Agreement and the Receivables Facility, as amended, and the 10% Note indenture. We were not in compliance with certain reporting requirements under our 2005 Credit Agreement and Receivables Facility subsequent to March 31, 2007. On August 31, 2007, the lenders under both facilities waived such noncompliance. One such waiver related to our failure to deliver our restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 accompanied by a report and opinion of our independent certified public accountants that was not subject to any “going concern” qualification. See the Report of Independent Registered Public Accounting Firm, which contains a “going concern” qualification, accompanying our restated consolidated financial statements included in this Report. The lenders under both facilities waived such noncompliance with respect to the delivery of such Report of Independent Registered Public Accounting Firm until November 29, 2007.
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

During the Fiscal Year 2007, we used net borrowings from the 2005 Revolving Credit Facility of $26.9 million, net borrowings from the Receivables Facility of $4.7 million and $0.1 million in proceeds from the sale of fixed assets primarily to fund the following:
•	$12.6 million of operating activities (see our Consolidated Statements of Cash Flows appearing elsewhere in this Report);

•	$12.7 million in cash capital expenditures; and

•	$6.3 million to service other indebtedness (including repayment of capital lease obligations of $3.8 million and payment of deferred financing costs of $2.5 million).
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
We anticipate that our primary needs for liquidity will be to conduct our business, meet debt service requirements, including our required interest payment on the 10% Notes on December 15, 2007, and make capital expenditures. We are continually working to improve our liquidity position.
We believe, based on our management’s current forecasts and our current capital structure (and without giving effect to the proposed Vertis Merger), we will have sufficient liquidity to meet our requirements through November 29, 2007. If the Vertis Merger closes on or prior to such date, we will thereupon become a wholly-owned subsidiary of Vertis.
On August 31, 2007, our 2005 Credit Agreement and Receivables Facility were amended to, among other things, provide that compliance with the first lien coverage ratio covenants in each thereof as of September 30, 2007, will not be measured or determined for any purpose until November 29, 2007 (including, without limitation, for the purpose of determining our entitlement to make additional borrowings under either such facility on or prior to such date). We do not believe that it is probable that we will be in compliance with our first lien coverage ratio covenants under our 2005 Credit Agreement and Receivables Facility at or after November 29, 2007. The lenders under both facilities also waived our noncompliance with certain reporting requirements under such facilities subsequent to March 31, 2007. One such waiver related to our failure to deliver our restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 accompanied by a report or opinion of our independent certified public accountants that was not subject to any “going concern” qualification. See the Report of Independent Registered Public Accounting Firm, which contains a “going concern” qualification, accompanying our restated consolidated financial statements included in this Report. The lenders under both facilities waived such noncompliance with respect to the delivery of such Report of Independent Registered Public Accounting Firm until November 29, 2007.
In the event the merger agreement for the Vertis Merger is not entered into (or the Vertis Merger is not consummated by November 29, 2007), based on our management’s current forecasts and our current capital structure, in order for us to have sufficient liquidity to meet our requirements for liquidity after November 29, 2007, including our next required interest payment on the 10% Notes, we would have to take one or more actions to improve our liquidity or modify our requirements for liquidity, which could include, without limitation, seeking waivers or amendments from the requisite lenders under our 2005 Credit Agreement or our Receivables Facility or the requisite holders of our 10% Notes, or all three thereof, under the documentation therefor, refinancing one or both of our 2005 Credit Agreement or Receivables Facility, incurring additional indebtedness above currently permitted levels (if the requisite lenders under our bank credit facilities and the requisite holders of our 10% Notes permit it), seeking to exchange some or all of our 10% Notes for other securities of the Company, selling the entire Company to another party or disposing of material assets or operations, reducing or delaying capital expenditure or otherwise reducing our expenses, or taking other material actions that could have a material adverse effect on us.
If our business does not generate profitability and cash from operations in line with our management’s current forecast for the period through November 29, 2007 (and the proposed Vertis Merger has not theretofore been consummated), we would be required to take one or more of such actions sooner than November 29, 2007. We can provide no assurances that any such action could be successfully accomplished or as to the timing or terms thereof.
Based on our management’s current forecasts and our current capital structure (and without giving effect to the proposed Vertis Merger or any other actions described above that we may take), we cannot provide any assurance that we will be able to comply with the first lien coverage ratio covenants in the 2005 Credit Agreement and the Receivables Facility after November 29, 2007. Accordingly, pursuant to Emerging Issues Task Force Issue 86-30 “Classification of Obligations When a Violation is Waived by the Creditor” (“EITF 86-30”) and Statement of Financial Accounting Standards No. 78, “Classification of Obligations That Are Callable by the Creditor-an amendment of ARB No. 43, Chapter 3A (“SFAS 78”), we have classified all amounts outstanding under the 2005 Credit Agreement, the Receivables Facility, the 10% Notes, and

all our capital lease obligations as current liabilities in the accompanying March 31, 2007 consolidated balance sheet. No amounts under the 2005 Credit Agreement, Receivables Facility or 10% Notes or capital lease obligations were due but unpaid at March 31, 2007, or August 31, 2007.
May 2005 Refinancing
On May 5, 2005, we entered into an Amended and Restated Credit Agreement with Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and Bank of America, N.A., as Administrative Agent, and certain lenders (as amended, the “2005 Credit Agreement”), which resulted in the refinancing of our $70 million senior secured revolving credit facility (the “Old Revolving Credit Facility”), which would have matured on July 3, 2008, and significantly improved our liquidity position. The 2005 Credit Agreement is a $90 million senior secured facility comprised of:
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
The 2005 Credit Agreement also requires delivery to the lenders of our annual consolidated financial statements accompanied by a report and opinion of our independent certified public accountants that is not subject to any “going concern” qualification.

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
In addition, the Receivables Facility contains other customary affirmative and negative covenants and events of default. It also contains other covenants customary for facilities of this type, including requirements related to credit and collection policies, deposits of collections and maintenance by each party of its separate corporate identity, including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Holdings and its consolidated subsidiaries. The Receivables Facility also requires delivery to the lenders of our annual consolidated financial statements accompanied by a report and opinion of our independent certified public accountants that is not subject to any “going concern” qualification. Failure to meet these covenants could lead to an acceleration of the obligations under the Receivables Facility, following which the lenders would have the right to sell the assets securing the Receivables Facility.
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

	Fiscal Year Ended March 31,
	2007	2006	2005
			(Restated)
Print segment VAR (in thousands)	$191,366	181,364	188,569

Print impressions (in millions)	11,354	11,207	11,279

The following table provides a reconciliation of print segment sales to print segment VAR:

	Fiscal Year Ended March 31,
	2007	2006	2005
			(Restated)
	(Dollars in thousands)
Print segment sales	$396,535	380,648	393,922
Paper, ink and subcontract services	(205,169)	(199,284)	(205,353)

Print segment VAR	$191,366	181,364	188,569

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
New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R superseded Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and amended Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the fair value approach in SFAS 123R is similar to the fair value approach described in SFAS 123. Upon adoption of SFAS 123R on April 1, 2006, we elected to continue using the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. The adoption of SFAS 123R had no impact on compensation expense for Fiscal Year 2007 as no options were granted during this period. Additionally, all outstanding options on the date of adoption had a fair value of $0. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow. We reported no such financing cash flows in Fiscal Year 2007. For Fiscal Years 2006 and 2005, we recognized no operating cash flows for such excess tax deductions.

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
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), to clarify the accounting for uncertainty in income taxes in financial statements prepared in accordance with the provisions of SFAS 109 and to provide greater consistency in criteria used to determine benefits related to income taxes. In accounting for uncertain tax positions, we currently apply the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). SFAS 5 provides that a contingency should be recorded if it is probable that an uncertain position will become an actual future liability. FIN 48 provides that the benefit of an uncertain position should not be recorded unless it is more likely than not that the position will be sustained upon review. FIN 48 is effective for fiscal years beginning after December 15, 2006. In accordance, we will adopt FIN 48 as of April 1, 2007. The cumulative effect of applying FIN 48 will be reported as an adjustment to the April 1, 2007 balance sheet. The adoption of FIN 48 did not have a material impact on the consolidated financial statements as a whole.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes the framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective for us as of April 1, 2008. We are in the process of evaluating the impact, if any, SFAS 157 will have on our consolidated financial statements as a whole.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities-Including an amendment to FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified elections dates. The provisions of SFAS 159 will be effective for us as of April 1, 2008. We are in the process of evaluating the impact, if any, SFAS 159 will have on our financial statements as a whole.
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
Deferred Taxes
We estimate our actual current tax expense, together with our temporary differences resulting from differing treatment of items, such as fixed assets, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income or the reversal of existing taxable temporary differences and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At March 31, 2007, we had a valuation allowance of $68.4 million established against our deferred tax assets. We considered changes in the allowance when calculating the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As a result of changing circumstances, we may be required to record changes to the valuation allowance against our deferred tax assets in the future.
Contractual Obligations and Commercial Commitments
The following table gives information about our existing material commitments under our indebtedness and contractual obligations at March 31, 2007, which are net of imputed interest:

		Payments Due By Period
Contractual Obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years
		(Dollars in thousands)
		(Restated)
Long-term debt (a)	$346,580	346,580	—	—	—
Interest payments on fixed rate debt (b)	28,000	28,000	—	—	—
Capital lease obligations (a)	5,530	5,530	—	—	—
Operating lease obligations	9,792	3,347	5,094	1,351	—
Pension obligations (c)	763	763	—	—	—

Total contractual cash obligations	$390,665	384,220	5,094	1,351	—

(a)	Although there are contractually required payments in future years related to our long-term debt and capital lease obligations, we are presenting them as a contractual obligation due within the next year as a result of the requirement to reclassify our long-term debt and capital lease obligations to current liabilities (see “—Liquidity and Capital Resources”).

(b)	Future interest payments, beyond one year, have been excluded as a result of the reclassification of the long-term debt to current liabilities (see “-Liquidity and Capital Resources”). The table also excludes interest on $66.6 million of variable rate borrowings outstanding at March 31, 2007, as such borrowing levels and related rates of interest fluctuate.

(c)	Although we expect to make contributions to our pension plan in future years, those amounts cannot be estimated at this time. See note 10 to our consolidated financial statements appearing elsewhere in this Report.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page No.
The following consolidated financial statements of ACG Holdings, Inc. are included in this Report:

Report of Independent Registered Public Accounting Firm	34
Consolidated Balance Sheets — March 31, 2007 and 2006	35
For the Years Ended March 31, 2007, 2006 and 2005:
Consolidated Statements of Operations	37
Consolidated Statements of Stockholders’ Deficit	38
Consolidated Statements of Cash Flows	39
Notes to Consolidated Financial Statements	41
The following consolidated financial statement schedules of ACG Holdings, Inc. are included in Part IV, Item 15:
I.	Condensed Financial Information: Condensed Consolidated Financial Statements (parent company only) for the years ended March 31, 2007, 2006 and 2005, and as of March 31, 2007 and 2006

II.	Valuation and qualifying accounts
All other schedules specified under Regulation S-X for ACG Holdings, Inc. have been omitted because they are either not applicable, not required, or because the information required is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
Board of Directors
ACG Holdings, Inc.
We have audited the accompanying consolidated balance sheets of ACG Holdings, Inc. as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three fiscal years in the period ended March 31, 2007. Our audits also included the related financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACG Holding, Inc. at March 31, 2007, and 2006, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheets as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three fiscal years in the period ended March 31, 2007, have been restated.
The accompanying consolidated financial statements have been prepared assuming that ACG Holdings, Inc. will continue as a going concern. As more fully described in Note 1, ACG Holdings, Inc. has incurred recurring net losses and has a working capital deficiency. In addition, while American Color Graphics, Inc. has obtained waivers of certain reporting requirement violations under its 2005 Credit Agreement and Receivables Facility for periods ending on or prior to March 31, 2007, management does not believe that it is probable that the Company will remain in compliance with certain covenants under such debt facilities during the fiscal year ending March 31, 2008. These conditions raise substantial doubt about ACG Holdings, Inc’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The fiscal year 2007 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that my result from the outcome of this uncertainty.

Nashville, Tennessee	/s/ Ernst & Young LLP
June 21, 2007, except for Notes
1, 2, 7, and 18 as to which the
date is August 31, 2007

ACG HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands)
(Restated)

	March 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$—	—
Receivables:
Trade accounts, less allowance for doubtful accounts of $1,017 and $1,275 at March 31, 2007 and 2006, respectively	44,385	41,080
Other	2,645	3,463

Total receivables	47,030	44,543
Inventories	7,146	7,714
Deferred income taxes	962	1,196
Prepaid expenses and other current assets	4,914	4,608

Total current assets	60,052	58,061
Property, plant and equipment:
Land and improvements	3,185	3,058
Buildings and improvements	29,959	28,332
Machinery and equipment	223,737	212,904
Furniture and fixtures	14,369	13,007
Leased assets under capital leases	22,972	23,119
Equipment installations in process	2,334	6,850

	296,556	287,270
Less accumulated depreciation	(214,772)	(199,504)

Net property, plant and equipment	81,784	87,766
Excess of cost over net assets acquired	66,548	66,548
Other assets	17,840	18,257

Total assets	$226,224	230,632

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Consolidated Balance Sheets
(Dollars in thousands, except par values)
(Restated)

	March 31,
	2007	2006
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt and capital leases	$352,110	3,731
Trade accounts payable	33,091	34,655
Accrued expenses	30,312	34,095
Income tax payable	487	160

Total current liabilities	416,000	72,641
Long-term debt and capital leases, excluding current installments	—	320,553
Deferred income taxes	2,677	3,653
Other liabilities	52,499	65,304

Total liabilities	471,176	462,151
Commitments and contingencies
Stockholders’ deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 158,205 shares issued and outstanding at March 31, 2007 and March 31, 2006	2	2
Additional paid-in capital	2,038	2,038
Accumulated deficit	(232,083)	(211,547)
Other accumulated comprehensive loss, net of tax	(14,909)	(22,012)

Total stockholders’ deficit	(244,952)	(231,519)

Total liabilities and stockholders’ deficit	$226,224	230,632

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Consolidated Statements of Operations
(In thousands)
(Restated)

	Year ended March 31,
	2007	2006	2005
Sales	$445,026	434,489	449,513
Cost of sales	396,654	385,777	404,355

Gross profit	48,372	48,712	45,158
Selling, general and administrative expenses	27,859	27,431	29,029
Restructuring costs (benefit) and other charges	(412)	(531)	10,032

Operating income	20,925	21,812	6,097
Other expense (income):
Interest expense	40,040	37,154	33,785
Interest income	(100)	(83)	(37)
Other, net	1,714	3,827	313

Total other expense	41,654	40,898	34,061

Loss before income taxes	(20,729)	(19,086)	(27,964)

Income tax benefit	(193)	(3,369)	(1,685)

Net loss	$(20,536)	(15,717)	(26,279)

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Consolidated Statements of Stockholders’ Deficit
(In thousands)
(Restated)

				Other
	Voting	Additional		accumulated
	common	paid-in	Accumulated	comprehensive
	stock	capital	deficit	income (loss)	Total
Balances, March 31, 2004, as previously reported	$2	2,103	(169,516)	(21,364)	$(188,775)
Restatement adjustments	—	(127)	(35)	—	(162)

Balances, March 31, 2004, as restated	$2	1,976	(169,551)	(21,364)	$(188,937)

Net loss	—	—	(26,279)	—	(26,279)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	—	—	—	593	593
Change in minimum pension liability	—	—	—	1,009	1,009

Comprehensive loss					(24,677)
Executive stock compensation	—	31	—	—	31

Balances, March 31, 2005	$2	2,007	(195,830)	(19,762)	$(213,583)

Net loss	—	—	(15,717)	—	(15,717)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	—	—	—	183	183
Change in minimum pension liability	—	—	—	(2,433)	(2,433)

Comprehensive loss					(17,967)
Executive stock compensation	—	31	—	—	31

Balances, March 31, 2006	$2	2,038	(211,547)	(22,012)	$(231,519)

Net loss	—	—	(20,536)	—	(20,536)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	—	—	—	(116)	(116)
Change in minimum pension liability	—	—	—	7,219	7,219

Comprehensive loss					(13,433)

Balances, March 31, 2007	$2	2,038	(232,083)	(14,909)	(244,952)

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Restated)

	Year ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(20,536)	(15,717)	(26,279)
Adjustments to reconcile net loss to net cash used by operating activities:
Other charges — non-cash (note 15)	—	—	1,668
Depreciation	18,567	19,130	22,594
Amortization of other assets	63	353	457
Amortization of deferred financing costs	3,172	2,695	2,236
Loss (gain) on disposals of property, plant and equipment	2	312	(75)
Impairment of asset	—	2,830	—
Deferred income tax benefit	(742)	(3,632)	(824)
Changes in assets and liabilities:
Decrease (increase) in receivables	(2,487)	6,061	(5,395)
Decrease (increase) in current income taxes receivable	—	—	(78)
Decrease (increase) in inventories	568	2,603	(1,959)
Increase (decrease) in trade accounts payable	(1,564)	(6,471)	10,812
Increase (decrease) in accrued expenses	(5,220)	(3,644)	(2,094)
Increase (decrease) in current income taxes payable	327	160	(9)
Decrease in other liabilities	(4,149)	(12,082)	(3,992)
Other	(575)	1,780	(1,029)

Total adjustments	7,962	10,095	22,312

Net cash used by operating activities	(12,574)	(5,622)	(3,967)

ACG HOLDINGS, INC.
Consolidated Statements of Cash Flows — Continued
(In thousands)
(Restated)

	Year ended March 31,
	2007	2006	2005
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,701)	(12,486)	(6,876)
Proceeds from sale of property, plant and equipment held for sale (note 4)	—	6,877	—
Proceeds from other sales of property, plant and equipment	145	283	176
Other	(147)	(197)	(472)

Net cash used by investing activities	(12,703)	(5,523)	(7,172)

Cash flows from financing activities:
Net increase (decrease) in revolver borrowings	31,580	(16,000)	16,000
Net increase (decrease) in long-term debt, net	—	35,000	—
Deferred financing costs paid	(2,549)	(3,164)	(408)
Repayment of capital lease obligations	(3,754)	(4,667)	(4,378)

Net cash provided by financing activities	25,277	11,169	11,214

Effect of exchange rates on cash	—	(24)	(75)

Change in cash	—	—	—
Cash and cash equivalents:
Beginning of period	—	—	—

End of period	$—	—	—

Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$36,099	33,863	31,480
Income taxes, net of refunds	$233	15	(887)
Non-cash investing activities:
Assets purchased under capital lease obligations	$—	—	31
See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
(1)	Summary of Significant Accounting Policies

ACG Holdings, Inc. (“Holdings”) has no operations or significant assets other than its investment in American Color Graphics, Inc. (“Graphics”), (collectively, the “Company”). Holdings is dependent upon distributions from Graphics to fund its obligations. However, Graphics’ ability to pay dividends or lend to Holdings was restricted under the terms of its debt agreements at March 31, 2007. See note 7 below for further discussion of the 2005 Credit Agreement, the Receivables Facility and the 10% Notes (as defined herein). The 2005 Revolving Credit Facility (as defined herein) is secured by substantially all of the assets of Graphics. Receivables sold to Graphics Finance (as defined herein) under the Receivables Facility (as defined herein) are released from this lien at the time they are sold. Holdings has guaranteed Graphics’ indebtedness under the 2005 Credit Agreement, which guarantee is secured by a pledge of all of Graphics’ and Graphics’ subsidiaries’ stock. The Receivables Facility is secured by substantially all the assets of Graphics Finance, which consist primarily of any receivables sold by Graphics to Graphics Finance pursuant to a receivables contribution and sale agreement. Graphics services these receivables pursuant to a servicing agreement with Graphics Finance. The 10% Notes are fully and unconditionally guaranteed on a senior basis by Holdings, and by all future domestic subsidiaries of Graphics.

The two business segments of the commercial printing industry in which the Company operates are (i) print and (ii) premedia services.

The Company continues to operate in a challenging business environment due to, among other factors, excess industry capacity and significant competition. Such challenges have resulted in lower levels of profitability, including five consecutive years of net losses and increased levels of indebtedness throughout this same period.

On July 23, 2007, Holdings entered into a letter of intent with Vertis, Inc. (“Vertis”), with respect to the proposed merger of Holdings with Vertis or an affiliate of Vertis (the “Vertis Merger”). Upon the closing of the Vertis Merger, Graphics would become a wholly-owned subsidiary of Vertis. The closing is subject to the execution of a mutually acceptable definitive merger agreement, the satisfaction of customary closing conditions and the receipt of necessary approvals. The Vertis Merger would be subject to the amendment, refinancing, or repayment in full of the parties’ senior secured credit facilities and the successful exchange of the parties’ outstanding notes (or another mutually satisfactory arrangement). There can be no assurance that a definitive merger agreement can or will be signed or that it will be signed by any particular date. If signed, there can be no assurance that the transaction can or will be completed or that it will be completed by any particular date.

The letter of intent provides for a period of exclusivity with respect to the negotiations of a merger agreement. Such exclusivity period has been extended to September 3, 2007. The date on which the letter of intent may be terminated by either party thereto has also been extended to September 3, 2007. The parties have also agreed that, for such purposes, such date shall be automatically extended thereafter for additional one week periods, unless either party notifies the other that it will not extend such date prior to the end of any such additional one week period.

At March 31, 2007, and August 31, 2007, the Company was in compliance with the covenant requirements set forth in the 2005 Credit Agreement and the Receivables Facility, as amended and the 10% Note indenture. It was not in compliance with certain reporting requirements under its 2005 Credit Agreement and Receivables Facility subsequent to March 31, 2007. On August 31, 2007, the lenders under both facilities waived such noncompliance. One such waiver related to the Company’s failure to deliver the Company’s restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 accompanied by a report and opinion of its independent certified public accountants that was not subject to any “going concern” qualification. See the Report of Independent Registered Public Accounting Firm, which contains a “going concern” qualification, accompanying the Company’s restated consolidated financial statements. The lenders under both facilities waived such noncompliance with respect to the delivery of such Report of Independent Registered Public Accounting Firm until November 29, 2007.

The Company anticipates that its primary needs for liquidity will be to conduct its business, meet debt service requirements, including its required interest payment on the 10% Notes on December 15, 2007, and make capital expenditures. The Company is continually working to improve its liquidity position.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
The Company believes, based on management’s current forecasts and its current capital structure (and without giving effect to the proposed Vertis Merger), it will have sufficient liquidity to meet its requirements through November 29, 2007. If the Vertis Merger closes on or prior to such date, the Company will thereupon become a wholly-owned subsidiary of Vertis.

On August 31, 2007, the 2005 Credit Agreement and Receivables Facility were amended to, among other things, provide that compliance with the first lien coverage ratio covenants in each thereof as of September 30, 2007, will not be measured or determined for any purpose until November 29, 2007 (including, without limitation, for the purpose of determining the Company’s entitlement to make additional borrowings under either such facility on or prior to such date). We do not believe that it is probable that the Company will be in compliance with its first lien coverage ratio covenants under its 2005 Credit Agreement and Receivables Facility at or after November 29, 2007. The lenders under both facilities also waived the Company’s noncompliance with certain reporting requirements under such facilities subsequent to March 31, 2007. One such waiver related to the Company’s failure to deliver its restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 accompanied by a report or opinion of our independent certified public accountants that was not subject to any “going concern” qualification. See the Report of Independent Registered Public Accounting Firm, which contains a “going concern” qualification, accompanying our restated consolidated financial statements. The lenders under both facilities waived such noncompliance with respect to the delivery of such Report of Independent Registered Public Accounting Firm until November 29, 2007.

In the event the merger agreement for the Vertis Merger is not entered into (or the Vertis Merger is not consummated by November 29, 2007), based on management’s current forecasts and the Company’s current capital structure, in order for the Company to have sufficient liquidity to meet its requirements for liquidity after November 29, 2007, including its next required interest payment on the 10% Notes, the Company would have to take one or more actions to improve its liquidity or modify its requirements for liquidity, which could include, without limitation, seeking waivers or amendments from the requisite lenders under the 2005 Credit Agreement or the Receivables Facility or the requisite holders of the 10% Notes, or all three thereof, under the documentation therefor, refinancing one or both of the 2005 Credit Agreement or Receivables Facility, incurring additional indebtedness above currently permitted levels (if the requisite lenders under the Company’s bank credit facilities and the requisite holders of the 10% Notes permit it), seeking to exchange some or all of the 10% Notes for other securities of the Company, selling the entire Company to another party or disposing of material assets or operations, reducing or delaying capital expenditure or otherwise reducing the Company’s expenses, or taking other material actions that could have a material adverse effect on the Company. If the Company’s business does not generate profitability and cash from operations in line with management’s current forecast for the period through November 29, 2007 (and the proposed Vertis Merger has not theretofore been consummated), the Company would be required to take one or more of such actions sooner than November 29, 2007. The Company cannot provide assurances that any such action could be successfully accomplished or as to the timing or terms thereof.

Based on management’s current forecasts and the Company’s current capital structure (and without giving effect to the proposed Vertis Merger or any other actions described above that the Company may take), the Company cannot provide any assurance that it will be able to comply with the first lien coverage ratio covenants in the 2005 Credit Agreement and the Receivables Facility after November 29, 2007. Accordingly, pursuant to Emerging Issues Task Force Issue 86-30 “Classification of Obligations When a Violation is Waived By the Creditors (“EITF 86-30”) and Statement of Financial Accounting Standards No. 78, “Classification of Obligations That Are Callable by the Creditor-an amendment of ARB No. 43, Chapter 3A (“SFAS 78”), the Company has classified all amounts outstanding under the 2005 Credit Agreement, the Receivables Facility, the 10% Notes, and the Company’s capital lease obligations as current liabilities in the accompanying March 31, 2007 consolidated balance sheet. No amounts under the 2005 Credit Agreement, Receivables Facility, 10% Notes or capital lease obligations were due but unpaid at March 31, 2007 or August 31, 2007.

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

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
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

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
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

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), to clarify the accounting for uncertainty in income taxes in financial statements prepared in accordance with the provisions of SFAS 109 and to provide greater consistency in criteria used to determine benefits related to income taxes. In accounting for uncertain tax positions, the Company currently applies the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). SFAS 5 provides that a contingency should be recorded if it is probable that an uncertain position will become an actual future liability. FIN 48 provides that the benefit of an uncertain position should not be recorded unless it is more likely than not that the position will be sustained upon review. FIN 48 is effective for fiscal years beginning after December 15, 2006. In accordance, the Company will adopt FIN 48 as of April 1, 2007. The cumulative effect of applying FIN 48 will be reported as an adjustment to the April 1, 2007 balance sheet. The adoption of FIN 48 did not have a material impact on the consolidated financial statements as a whole.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes the framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective for the Company as of April 1, 2008. The Company is in the process of evaluating the impact, if any, SFAS 157 will have on the consolidated financial statements as a whole.

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

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The provisions of SFAS 159 will be effective for the Company as of April 1, 2008. The Company is in the process of evaluating the impact, if any, SFAS 159 will have on the consolidated financial statements as a whole.
(2)	Restatement of Financial Statements

On August 20, 2007, the Company, in consultation with its Board of Directors, announced through a Form 8-K filing with the Securities and Exchange Commission (“SEC”), that as a result of certain accounting matters, the financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 would be restated. The Company has completed its review and has restated the audited financial statements for those periods.

The revisions associated with this restatement, the cumulative impact of which is an increase to accumulated deficit previously reported at March 31, 2007 of $1,314,000, relate principally to a correction in the accounting treatment of certain deferred financing costs (a cumulative impact to increase previously reported accumulated deficit at March 31, 2007 by $478,000) and an adjustment to the accrued vacation liability calculation (a cumulative impact to increase previously reported accumulated deficit at March 31, 2007 by $661,000). These two revisions, as well as certain other corrections of individually immaterial errors (a net cumulative impact to increase previously reported accumulated deficit at March 31, 2007 by $175,000), decreased our net loss by $473,000 in the fiscal year ended March 31, 2007, increased net loss by $1,140,000 and $612,000 in the fiscal years ended March 31, 2006 and 2005, respectively, and increased the accumulated deficit by $35,000 as of April 1, 2004.

The Company has historically capitalized costs associated with its quarterly and annual SEC filings including, without limitation, costs related to legal services, rating agency fees, EDGAR fees and printing services, as deferred financing costs on its consolidated balance sheet. These costs were amortized over future periods through interest expense within the Company’s consolidated statements of operations over the remaining term of the underlying debt instrument. The Company is required to file periodic reports with the SEC as a result of a covenant in the indenture governing the 10% Notes. Due to this covenant requirement (and a covenant requirement to maintain the effectiveness of a registration statement previously filed by the Company with the SEC), these costs were previously deemed by the Company to relate specifically to the ongoing indenture requirement, and therefore, provided future economic benefit.

During August 2007, the Company was advised by Ernst & Young LLP that based on applicable guidance, such costs should not be capitalized and expensed over future periods, but should be treated as period costs and expensed within the selling, general and administrative expense line item of the Company’s consolidated statements of operations. The Company has reviewed the applicable guidance and determined to conform to this approach. The revisions for the revised treatment of deferred financing costs decreased net loss by $7,000 in the fiscal year ended March 31, 2007, increased net loss by $115,000 and $128,000 in the fiscal years ended March 31, 2006 and 2005, respectively, and increased the accumulated deficit by $242,000 as of April 1, 2004.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
The second primary adjustment related to a revision of the Company’s accrued vacation liability calculation, due to the correction of certain underlying supporting data. The correction of this liability increased net loss by $257,000 and $404,000 in the fiscal years ended March 31, 2007 and 2006, respectively.

Accordingly, the Company has amended its Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as originally filed on June 27, 2007, and has restated the financial statements included within for the fiscal years ended March 31, 2007, 2006 and 2005. The following consolidated statements of operations and balance sheets reconcile previously reported and restated financial information (dollars in thousands).

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements

	March 31,	Restatement	Debt	March 31,
	2007	Related	Reclassification	2007
	As Reported	Adjustments	(See note 7)	Restated
Assets
Current assets:
Cash and cash equivalents	$—	—	—	—
Receivables:
Trade accounts, less allowance	44,385	—	—	44,385
Other	2,645	—	—	2,645

Total receivables	47,030	—	—	47,030
Inventories	7,146	—	—	7,146
Deferred income taxes	962	—	—	962
Prepaid expenses and other current assets (a)	4,997	(83)	—	4,914

Total current assets	60,135	(83)	—	60,052
Property, plant and equipment, net	81,784	—	—	81,784
Excess of cost over net assets acquired	66,548	—	—	66,548
Other assets (a)	18,266	(426)	—	17,840

Total assets	$226,733	(509)	—	226,224

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term capital debt and capital leases	$3,435	—	348,675	352,110
Trade accounts payable	32,892	199	—	33,091
Accrued expenses (b)	29,651	661	—	30,312
Income tax payable	487	—	—	487

Total current liabilities	66,465	860	348,675	416,000
Long-term debt and capital leases, excluding current	348,675	—	(348,675)	—
Deferred income taxes	2,677	—	—	2,677
Other liabilities	52,554	(55)	—	52,499

Total liabilities	470,371	805	—	471,176
Stockholders’ deficit:
Common stock	2	—	—	2
Additional paid-in capital	2,038	—	—	2,038
Accumulated deficit	(230,769)	(1,314)	—	(232,083)
Other accumulated comprehensive loss, net of tax	(14,909)	—	—	(14,909)

Total stockholders’ deficit	(243,638)	(1,314)	—	(244,952)

Total liabilities and stockholders’ deficit	$226,733	(509)	—	226,224

a)	The revised treatment of deferred financing costs resulted in an increase of $96,000 in prepaid expenses and a decrease of $574,000 in other assets resulting in a net decrease in total assets of $478,000.

b)	The adjustment related to the revision of the accrued vacation liability calculation resulted in an increase in accrued expenses of $661,000.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements

	March 31,	Restatement	March 31,
	2006	Related	2006
	As Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$—	—	—
Receivables:
Trade accounts, less allowance	41,080	—	41,080
Other	3,463	—	3,463

Total receivables	44,543	—	44,543
Inventories	7,714	—	7,714
Deferred income taxes	1,409	(213)	1,196
Prepaid expenses and other current assets (a)	4,733	(125)	4,608

Total current assets	58,399	(338)	58,061
Property, plant and equipment, net	87,766	—	87,766
Excess of cost over net assets acquired	66,548	—	66,548
Other assets (a)	18,789	(532)	18,257

Total assets	$231,502	(870)	230,632

Liabilities and Stockholders’ Deficit

Current liabilities:

Current installments of capital leases	$3,731	—	3,731
Trade accounts payable	33,845	810	34,655
Accrued expenses (b)	36,367	(2,272)	34,095
Income tax payable	160	—	160

Total current liabilities	74,103	(1,462)	72,641
Long-term debt and capital leases, excluding current	320,553		320,553
Deferred income taxes	3,866	(213)	3,653
Other liabilities	62,712	2,592	65,304

Total liabilities	461,234	917	462,151
Stockholders’ deficit:
Common stock	2	—	2
Additional paid-in capital	2,038	—	2,038
Accumulated deficit	(209,760)	(1,787)	(211,547)
Other accumulated comprehensive loss, net of tax	(22,012)	—	(22,012)

Total stockholders’ deficit	(229,732)	(1,787)	(231,519)

Total liabilities and stockholders’ deficit	$231,502	(870)	230,632

a)	The revised treatment of deferred financing costs resulted in an increase of $47,000 in prepaid expenses and a decrease of $532,000 in other assets resulting in a net decrease in total assets of $485,000.

b)	The adjustment related to the revision of the accrued vacation liability calculation resulted in an increase in accrued expenses of $404,000.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements

	March 31,	Restatement	March 31,
	2007	Related	2007
	As Reported	Adjustments	Restated
Sales	$445,026	—	445,026
Cost of sales (b)	397,115	(461)	396,654

Gross profit	47,911	461	48,372
Selling, general and administrative expenses (a) (b)	27,539	320	27,859
Restructuring costs (benefit) and other charges	(445)	33	(412)

Operating income	20,817	108	20,925

Other expense (income):
Interest expense (a)	40,405	(365)	40,040
Interest income	(100)	—	(100)
Other, net	1,714	—	1,714

Total other expense	42,019	(365)	41,654

Loss before income taxes	(21,202)	473	(20,729)

Income tax benefit	(193)	—	(193)

Net loss	$(21,009)	473	(20,536)

a)	The revised treatment of deferred financing costs resulted in an increase of $358,000 in selling, general and administrative expenses and a decrease of $365,000 in interest expense resulting in a net decrease of $7,000 in net loss.

b)	The adjustment related to the revision of the accrued vacation liability calculation resulted in an increase in cost of sales of $288,000 and a decrease in selling, general and administrative expenses of $31,000 resulting in a net increase in net loss of $257,000.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements

	March 31,	Restatement	March 31,
	2006	Related	2006
	As Reported	Adjustments	Restated
Sales	$434,489	—	434,489
Cost of sales (b)	385,150	627	385,777

Gross profit	49,339	(627)	48,712
Selling, general and administrative expenses (a) (b)	26,792	639	27,431
Restructuring costs (benefit) and other charges	(1,167)	636	(531)

Operating income	23,714	(1,902)	21,812

Other expense (income):
Interest expense (a)	37,624	(470)	37,154
Interest income	(83)	—	(83)
Other, net	4,119	(292)	3,827

Total other expense	41,660	(762)	40,898

Loss before income taxes	(17,946)	(1,140)	(19,086)

Income tax benefit	(3,369)	—	(3,369)

Net loss	$(14,577)	(1,140)	(15,717)

a)	The revised treatment of deferred financing costs resulted in an increase of $421,000 in selling, general and administrative expenses and a decrease of $306,000 in interest expense resulting in a net increase of $115,000 in net loss.

b)	The adjustment related to the revision of the accrued vacation liability calculation resulted in an increase in cost of sales of $311,000 and an increase in selling, general and administrative expenses of $93,000 resulting in a net increase in net loss of $404,000.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements

	March 31,	Restatement	March 31,
	2005	Related	2005
	As Reported	Adjustments	Restated
Sales	$449,513	—	449,513
Cost of sales	403,641	714	404,355

Gross profit	45,872	(714)	45,158
Selling, general and administrative expenses (a)	28,824	205	29,029
Restructuring costs (benefit) and other charges	10,037	(5)	10,032

Operating income	7,011	(914)	6,097
Other expense (income):
Interest expense (a)	34,087	(302)	33,785
Interest income	(37)	—	(37)
Other, net	313	—	313

Total other expense	34,363	(302)	34,061

Loss before income taxes	(27,352)	(612)	(27,964)

Income tax benefit	(1,685)	—	(1,685)

Net loss	$(25,667)	(612)	(26,279)

a)	The revised treatment of deferred financing costs resulted in an increase of $379,000 in selling, general and administrative expenses and a decrease of $251,000 in interest expense resulting in a net increase of $128,000 in net loss.
(3)	Inventories
     The components of inventories are as follows (in thousands):

	March 31,
	2007	2006
Paper	$5,036	5,959
Ink	152	140
Supplies and other	1,958	1,615

Total	$7,146	7,714

(4)	Assets and Liabilities Held for Sale

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

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
(5)	Other Assets

The components of other assets are as follows (in thousands):

	March 31,
	2007	2006
	(Restated)	(Restated)
Deferred financing costs, less accumulated amortization of $9,686 in 2007 and $6,514 in 2006	$10,311	10,934
Spare parts inventory, net of valuation allowance of $100 in 2007 and 2006	7,463	6,965
Other	66	358

Total	$17,840	18,257

(6)	Accrued Expenses

The components of accrued expenses are as follows (in thousands):

	March 31,
	2007	2006
	(Restated)	(Restated)
Compensation and related taxes	$5,876	4,849
Employee benefits	10,837	15,563
Interest	10,012	9,268
Restructuring	1,140	1,451
Other	2,447	2,964

Total	$30,312	34,095

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
(7)	Notes Payable, Long-Term Debt and Capital Leases

Long-term debt, including capital leases, is summarized as follows (in thousands):

	March 31,
	2007	2006
2005 Revolving Credit Facility	$26,900	—
2005 Term Loan Facility	35,000	35,000
Receivables Facility	4,680	—
10% Senior Second Secured Notes Due 2010	280,000	280,000
Capital leases	5,530	9,284

Total long-term debt and capital leases	352,110	324,284
Less: current installments	352,110	3,731

Long-term debt and capital leases, excluding current installments	$—	320,553

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

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
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
The 2005 Credit Agreement also requires delivery to the lenders of the Company’s annual consolidated financial statements accompanied by a report and opinion of its independent certified public accountants that is not subject to any “going concern” qualification.
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
The Receivables Facility also requires Graphics, as servicer of the receivables sold by it to Graphics Finance, to satisfy the same first lien leverage ratio test contained in the 2005 Credit Agreement. In addition, the Receivables Facility contains other customary affirmative and negative covenants and events of default. It also contains other covenants customary for facilities of this type, including requirements related to credit and collection policies, deposits of collections and maintenance by each party of its separate corporate identity, including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Holdings and its consolidated subsidiaries. The Receivables Facility also requires delivery to the lenders of the Company’s annual consolidated financial statements accompanied by a report and opinion of its independent certified public accountants that is not subject to any “going concern” qualification. Failure to meet these covenants could lead to an acceleration of the obligations under the Receivables Facility, following which the lenders would have the right to sell the assets securing the Receivables Facility.
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
10% Senior Second Secured Notes
The 10% Senior Second Secured Notes Due 2010 (the “10% Notes”) mature June 15, 2010, with interest payable semi-annually on June 15 and December 15. The 10% Notes were redeemable at the option of Graphics in whole or in part on June 15, 2007, at 105% of the principal amount, plus accrued interest. The redemption price will decline each year after 2007 and will be 100% of the principal amount of the 10% Notes, plus accrued interest, beginning on June 15, 2009. Upon a change of control, Graphics will be required to make an offer to purchase the 10% Notes, unless such requirement has been waived. The purchase price will equal 101% of the principal amount of the 10% Notes on the date of purchase, plus accrued interest.
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
Covenant Compliance and Liquidity
At March 31, 2007, and August 31, 2007, the Company was in compliance with the covenant requirements set forth in the 2005 Credit Agreement and the Receivables Facility, as amended and the 10% Note indenture. The Company was not in compliance with certain reporting requirements under its 2005 Credit Agreement and Receivables Facility subsequent to March 31, 2007. On August 31, 2007, the lenders under both facilities waived such noncompliance. One such waiver related to the Company’s failure to deliver its restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 accompanied by a report and opinion of its independent certified public accountants that was not subject to any “going concern” qualification. See the Report of Independent Registered Public Accounting Firm, which contains a “going concern” qualification, accompanying our restated consolidated financial statements. The lenders under both facilities waived such noncompliance with respect to the delivery of such Report of Independent Registered Public Accounting Firm until November 29, 2007.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
The Company anticipates that its primary needs for liquidity will be to conduct its business, meet debt service requirements, including its required interest payment on the 10% Notes on December 15, 2007, and make capital expenditures. The Company is continually working to improve its liquidity position.
The Company believes, based on management’s current forecasts and its current capital structure (and without giving effect to the proposed Vertis Merger), it will have sufficient liquidity to meet its requirements through November 29, 2007. If the Vertis Merger closes on or prior to such date, the Company will thereupon become a wholly-owned subsidiary of Vertis.
On August 31, 2007, the 2005 Credit Agreement and Receivables Facility were amended to, among other things, provide that compliance with the first lien coverage ratio covenants in each thereof as of September 30, 2007, will not be measured or determined for any purpose until November 29, 2007 (including, without limitation, for the purpose of determining the Company’s entitlement to make additional borrowings under either such facility on or prior to such date). We do not believe that it is probable that the Company will be in compliance with its first lien coverage ratio covenants under its 2005 Credit Agreement and Receivables Facility at or after November 29, 2007. The lenders under both facilities also waived the Company’s noncompliance with certain reporting requirements under such facilities subsequent to March 31, 2007. One such waiver related to the Company’s failure to deliver its restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 accompanied by a report or opinion of our independent certified public accountants that was not subject to any “going concern” qualification. See the Report of Independent Registered Public Accounting Firm, which contains a “going concern” qualification, accompanying our restated consolidated financial statements. The lenders under both facilities waived such noncompliance with respect to the delivery of such Report of Independent Registered Public Accounting Firm until November 29, 2007.
In the event the merger agreement for the Vertis Merger is not entered into (or the Vertis Merger is not consummated by November 29, 2007), based on management’s current forecasts and the Company’s current capital structure, in order for the Company to have sufficient liquidity to meet its requirements for liquidity after November 29, 2007, including its next required interest payment on the 10% Notes, the Company would have to take one or more actions to improve its liquidity or modify its requirements for liquidity, which could include, without limitation, seeking waivers or amendments from the requisite lenders under the 2005 Credit Agreement or the Receivables Facility or the requisite holders of the 10% Notes, or all three thereof, under the documentation therefor, refinancing one or both of the 2005 Credit Agreement or Receivables Facility, incurring additional indebtedness above currently permitted levels (if the requisite lenders under the Company’s bank credit facilities and the requisite holders of the 10% Notes permit it), seeking to exchange some or all of the 10% Notes for other securities of the Company, selling the entire Company to another party or disposing of material assets or operations, reducing or delaying capital expenditures or otherwise reducing the Company’s expenses, or taking other material actions that could have a material adverse effect on the Company. If the Company’s business does not generate profitability and cash from operations in line with management’s current forecast for the period through November 29, 2007 (and the proposed Vertis Merger has not theretofore been consummated), the Company would be required to take one or more of such actions sooner than November 29, 2007. The Company cannot provide assurances that any such action could be successfully accomplished or as to the timing or terms thereof.
Based on management’s current forecasts and the Company’s current capital structure (and without giving effect to the proposed Vertis Merger or any other actions described above that the Company may take), the Company cannot provide any assurance that it will be able to comply with the first lien coverage ratio covenants in the 2005 Credit Agreement and the Receivables Facility after November 29, 2007. Accordingly, pursuant to Emerging Issues Task Force Issue 86-30 “Classification of Obligations When a Violation is Waived By the Creditors (“EITF 86-30”) and Statement of Financial Accounting Standards No. 78, “Classification of Obligations That Are Callable by the Creditor-an amendment of ARB No. 43, Chapter 3A (“SFAS 78”), the Company has classified all amounts outstanding under the 2005 Credit Agreement, the Receivables Facility, the 10% Notes, and the Company’s capital lease obligations as current liabilities in the accompanying March 31, 2007 consolidated balance sheet. No amounts under the 2005 Credit Agreement, Receivables Facility, 10% Notes or capital lease obligations were due but unpaid at March 31, 2007, or August 31, 2007.
See “Subsequent Event” note 18 for information about the proposed Vertis Merger.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
(8)	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts as measured by tax laws and regulations. Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2007 and 2006 are as follows (in thousands):

	March 31,
	2007	2006
	(Restated)	(Restated)
Deferred tax liabilities:
Book over tax basis in property, plant and equipment	$8,508	11,558
Foreign taxes	1,715	1,924
Accumulated amortization	3,207	2,806

Total deferred tax liabilities	13,430	16,288

Deferred tax assets:
Allowance for doubtful accounts	399	500
Accrued expenses and other liabilities	5,361	8,629
Net operating loss carryforwards	65,814	56,467
AMT credit carryforwards	1,203	1,203
Additonal minimum pension liability	5,645	8,477
Cumulative translation adjustment	203	157
Other, net	1,469	996

Total deferred tax assets	80,094	76,429
Valuation allowance for deferred tax assets	68,379	62,598

Net deferred tax assets	11,715	13,831

Net deferred tax liabilities	$1,715	2,457

Management has evaluated the need for a valuation allowance for deferred tax assets and believes that certain deferred tax assets will more likely than not be realized through the future reversal of existing taxable temporary differences of the Company. The valuation allowance increased by $5.8 million during the fiscal year ended March 31, 2007 as a result of an increase in the deferred tax items, which is net of a $2.8 million decrease related to the tax effect of the decrease in the additional minimum pension liability, which is a component of other comprehensive income (loss).

The valuation allowance increased by $7.6 million during the fiscal year ended March 31, 2006 as a result of an increase in the deferred tax items, which includes an increase of $1.0 million related to the tax effect of the increase in the additional minimum pension liability, which is a component of other comprehensive income (loss).

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

The effective tax rates for the fiscal years ended March 31, 2007, 2006 and 2005 were 0.9%, 17.7% and 6.0%, respectively. The difference between these effective tax rates relating to continuing operations and the statutory federal income tax rate is composed of the following items:

	Year Ended March 31,
	2007	2006	2005
	(Restated)	(Restated)	(Restated)
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, less federal tax impact	0.1	(0.4)	(0.1)
Foreign taxes, less federal tax impact	(0.3)	(0.5)	2.3
Other nondeductible expenses	—	—	(0.5)
Change in valuation allowance	(35.4)	(33.5)	(31.5)
Change in cumulative translation adjustment	0.1	(1.0)	(2.0)
Previously accrued taxes	2.1	19.1	1.5
Other, net	(0.7)	(1.0)	1.3

Effective income tax rate	0.9%	17.7%	6.0%

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
As of March 31, 2007, the Company had available net operating loss carryforwards (“NOLs”) for state purposes of $125.8 million, which can be used to offset future state taxable income. If these NOLs are not utilized, they will begin to expire in 2008 and will be totally expired in 2027.

As of March 31, 2007, the Company had available NOLs for federal purposes of $172.8 million, which can be used to offset future federal taxable income. If these NOLs are not utilized, they will begin to expire in 2011 and will be totally expired in 2027.

The Company also had available an alternative minimum tax credit carryforward of $1.2 million, which can be used to offset future taxes in years in which the alternative minimum tax does not apply. This credit can be carried forward indefinitely.

The Company has alternative minimum tax NOLs in the amount of $186.7 million, which will begin to expire in 2011 and will be totally expired in 2027.
(9)	Other Liabilities

The components of other liabilities are as follows (in thousands):

	March 31,
	2007	2006
	(Restated)	(Restated)
Deferred revenue agreements (see note 13)	$41,540	45,641
Postretirement liabilities (see note 10)	3,037	3,457
Pension liabilities and other benefit obligations	5,361	11,601
Restructuring	966	2,484
Other	1,595	2,121

Total	$52,499	65,304

(10)	Employee Benefit Plans

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

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
The following table provides a reconciliation of the changes in the defined benefit plans’ benefit obligations and fair value of plan assets for the fiscal years ended March 31, 2007 and 2006 and a statement of the funded status of such plans as of March 31, 2007 and 2006 (in thousands):

	Defined Benefit		Defined Benefit
	Pension Plans		Postretirement Plan
	2007	2006	2007	2006
Change in Benefit Obligation
Benefit obligation at beginning of year	$72,621	69,624	2,412	2,823
Service cost	455	462	22	34
Interest cost	4,208	4,321	128	179
Plan amendments	—	—	—	(600)
Plan participants’ contributions	—	—	175	441
Actuarial loss (gain)	(2,432)	3,537	(131)	251
Expected benefit payments	(3,774)	(5,323)	(470)	(716)

Benefit obligation at end of year	$71,078	72,621	2,136	2,412

Change in Plan Assets
Fair value of plan assets at beginning of year	$57,283	49,675	—	—
Actual return on plan assets	7,637	3,196	—	—
Employer contributions:
Pension Plans	5,718	8,017	—	—
SERP	50	1,718	—	—
Postretirement Plan	—	—	295	275
Plan participants’ contributions	—	—	175	441
Benefits paid	(3,774)	(5,323)	(470)	(716)

Fair value of plan assets at end of year	$66,914	57,283	—	—

Funded Status	$(4,164)	(15,338)	(2,136)	(2,412)
Unrecognized net actuarial (gain) loss	14,392	21,611	(12)	109
Unrecognized prior service gain	—	—	(1,282)	(1,566)
Plan participants’ contributions	—	—	93	112
Additional minimum pension liability	(14,392)	(21,611)	—	—

Accrued benefit liability	$(4,164)	(15,338)	(3,337)	(3,757)

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements

	Defined Benefit Pension Plans		Defined Benefit Postretirement Plan
	2007	2006	2007	2006
Weighted — Average Assumptions
Discount rate — benefit obligation	6.25%	6.00%	6.25%	6.00%
Expected return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
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

	Defined Benefit	Defined Benefit
Fiscal Year	Pension Plans	Postretirement Plan (a)
2008	$4,473	205
2009	4,546	206
2010	4,625	206
2011	4,710	204
2012	4,815	202
2013 — 2017	25,239	934

Total	$48,408	1,957

(a)	Represents expected benefit payments net of plan participants’ contributions.

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

It is the Company’s practice to fund amounts for the defined benefit pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. Liabilities in excess of these funding levels are included in the Company’s consolidated balance sheets. Employer contributions for the defined benefit pension plans for the fiscal year ending March 31, 2008 are estimated to be approximately $0.8 million.
(11)	Capital Stock

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

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
There was no stock compensation expense recorded in the fiscal year ended March 31, 2007. The Company recognized net stock compensation expense of less than $0.1 million in both the fiscal year ended March 31, 2006 and March 31, 2005.
(13)	Commitments and Contingencies

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
(14)	Interim Financial Information (Unaudited)

Quarterly financial information follows (in thousands):

			Gross	Net Income
		Sales	Profit (a)	(Loss) (b)
			(Restated)	(Restated)
Fiscal Year 2007	Quarter Ended:
	June 30	$110,010	12,463	(2,738)
	September 30	111,654	12,330	(4,488)
	December 31	120,065	13,131	(4,523)
	March 31	103,297	10,448	(8,787)

	Total	$445,026	48,372	(20,536)

Fiscal Year 2006	Quarter Ended:
	June 30	$108,270	12,952	(2,441)
	September 30	105,460	11,605	(4,378)
	December 31	118,724	14,860	2,236
	March 31	102,035	9,295	(11,134	)(c)

	Total	$434,489	48,712	(15,717)

(a)	The restatement of the Company’s consolidated financial statements increased gross profit in the amount of $0.3 million and $0.2 million in the quarters ended June 30, 2006 and March 31, 2007, respectively. The impact of the restatement on gross profit for the quarter ended June 30, 2005 was an increase of $0.3 million and was a decrease of $0.2 million and $0.7 million for the quarters ended September 30, 2006 and March 31, 2006, respectively.

(b)	The restatement of the Company’s consolidated financial statements decreased net loss by $0.6 million and $0.1 million in the quarter ended June 30, 2006 and March 31, 2007, respectively and increased net loss by $0.1 million in each of the quarters ended September 30, 2006 and December 31, 2006. The Company’s net loss was increased in the amount of $0.2 million and $0.9 million in the quarter ended September 30, 2005 and March 31, 2006, respectively, as a result of the restatement.

(c)	The net loss for the quarter ended March 31, 2006 includes a non-cash impairment charge of $2.8 million.
(15)	Restructuring Costs and Other Charges

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

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
As a result, the Company recorded a pre-tax restructuring charge of approximately $1.5 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This restructuring charge was composed of severance and related termination benefits, lease termination costs primarily related to future lease commitments and other costs. In the quarter ended March 31, 2007, the Company reduced the restructuring reserve related to this plan by approximately $0.1 million due to certain changes in assumptions related to lease termination costs. The Company also reduced the restructuring reserve related to this plan by approximately $0.2 million in the quarter ended March 31, 2006. This was primarily the result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods and certain changes in assumptions related to lease termination costs. These reductions of the restructuring reserve are and were classified within restructuring costs (benefit) and other charges in the consolidated statement of operations for the fiscal years ended March 31, 2007 and 2006, respectively.

The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2007 (in thousands):

	03/31/06			03/31/07
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
	(Restated)		(Restated)
Lease termination costs	$576	(162)	(79)	335
Other costs	—	—	12	12

	$576	(162)	(67)	347

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

As a result, the Company recorded a pre-tax restructuring charge of approximately $3.1 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed of severance and related termination benefits, lease termination costs and other costs. The Company reduced the restructuring reserve related to this plan by approximately $0.8 million in the quarter ended December 31, 2005 as a result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods. The Company increased the restructuring reserve related to this plan by approximately $0.3 million in the quarter ended March 31, 2006 as a result of certain changes in assumptions related to lease termination costs and certain costs that could not be accrued for in earlier periods. These changes in the reserve were classified within restructuring costs (benefit) and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2006.

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2007 (in thousands):

	03/31/06			03/31/07
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
	(Restated)		(Restated)
Lease termination costs	$599	(1)	—	598
Other costs	1	(10)	25	16

	$600	(11)	25	614

The process of closing the print facility and the elimination of certain personnel within the Company was completed by March 31, 2005. During each of the fiscal years ended March 31, 2006 and 2005, $1.0 million of these costs were paid. As of March 31, 2007 the Company believes the restructuring reserve of approximately $0.6 million is adequate. The Company anticipates that these costs will be paid by March 31, 2008. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility and Receivables Facility.
Plant and SG&A Reduction Plan
In February 2005, the Company’s Board of Directors approved a restructuring plan for the print and premedia services segments to reduce overhead costs and improve operating efficiency and profitability. This plan resulted in the elimination of 60 positions within the Company, including both facility and selling and administrative employees.
As a result, the Company recorded a pre-tax restructuring charge of approximately $3.5 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed of severance and related termination benefits and other costs. The Company reduced the reserve related to this plan by approximately $0.2 million in the quarter ended March 31, 2006. This reduction was primarily the result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods. This reduction of the reserve was classified within restructuring costs (benefit) and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2006.
The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2007 (in thousands):

	03/31/06			03/31/07
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
	(Restated)		(Restated)
Severance and Other employee costs	$848	(735)	(42)	71
Other costs	1	(3)	5	3

	$849	(738)	(37)	74

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
As a result, the Company recorded a pre-tax restructuring charge of approximately $5.2 million in the quarter ended March 31, 2004 associated with this plan. This charge was classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2004. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed primarily of severance and related termination benefits. The Company reduced the restructuring reserve for this plan by approximately $0.2 million in the quarter ended March 31, 2007, as a result of changes in facts and circumstances related to this plan. The Company also reduced the restructuring reserve related to this plan by approximately $0.3 million in the quarter ended March 31, 2005. These reductions were primarily the result of lower than anticipated severance and other employee costs due to the terminated employees obtaining other employment during their severance periods. These reductions are and were classified within restructuring costs (benefit) and other charges in the consolidated statements of operation for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.
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
As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $8.6 million in the fourth quarter of the fiscal year ended March 31, 2002. This charge was classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2002. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The restructuring charge included severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs primarily including legal fees, site clean-up costs and the write-off of certain press related parts that provided no future use or functionality. In the quarter ended March 31, 2007, the Company recorded non-cash imputed interest associated with sub-lease income to this reserve of less than $0.1 million. This imputed interest is classified as interest expense in the consolidated statement of operations for the fiscal year ended March 31, 2007. The Company recorded an additional $(0.1) million, $0.2 million, $0.3 million and $0.6 million of restructuring charges related to this plan in the quarters ended March 31, 2007, March 31, 2006, December 31, 2005 and March 31, 2005, respectively, and an additional $0.2 million in each of the quarters ended March 31, 2004 and September 30, 2003. These charges are primarily related to future lease commitments and were classified within restructuring costs (benefit) and other charges in the consolidated statements of operations for the fiscal years ended March 31, 2007, 2006, 2005 and 2004.
The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2007 (in thousands):

	03/31/06			03/31/07
	Restructuring			Restructuring
	Reserve		Reserve	Reserve
	Balance	Activity	Adjustment	Balance
	(Restated)		(Restated)	(Restated)
Lease termination costs	1,476	(333)	(72)	1,071
The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. During each of the fiscal years ended March 31, 2006 and 2005, $0.5 million of these costs were paid, in the fiscal

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
year ended March 31, 2004, $0.9 million of these costs were paid and in each of the fiscal years ended March 31, 2003 and 2002, $3.4 million of these costs were paid. As of March 31, 2007, the Company believes the restructuring reserve of approximately $1.1 million is adequate. The Company anticipates that $0.3 million of the restructuring reserve balance will be paid in the fiscal year ending March 31, 2008, $0.2 million will be paid during the fiscal year ending March 31, 2009 and $0.3 million will be paid in each of the fiscal years ending March 31, 2010 and 2011. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility and Receivables Facility.
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
The Company has two reportable segments: (1) print and (2) premedia services. The print business produces advertising inserts, comics (Sunday newspaper comics, comic insert advertising and comic books) and other publications. The Company’s premedia services business assists customers in the design, creation and capture, layout, storage, color and brand management, transmission and distribution of images and content. The majority of the premedia services work leads to the production of a file in a format appropriate for use by printers as well as other forms of media.
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

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements

		Premedia	Corporate
	Print	Services	and Other
(In thousands)	(a)	(a)	(b)	Total
Fiscal Year Ended March 31, 2007 (Restated)
Sales	$396,535	48,491	—	445,026

EBITDA(c)	$34,116	8,853	(5,128)	37,841

Depreciation and amortization	(16,563)	(2,067)	—	(18,630)
Interest expense	—	—	(40,040)	(40,040)
Interest income	—	—	100	100
Income tax benefit	—	—	193	193

Net income (loss)	$17,553	6,786	(44,875)	(20,536)

Total assets	$203,104	11,527	11,593	226,224
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$11,139	1,562	—	12,701

Fiscal Year Ended March 31, 2006 (Restated)
Sales	$380,648	53,841	—	434,489

EBITDA(c)	$30,531	10,938	(4,001)	37,468

Depreciation and amortization	(16,767)	(2,716)	—	(19,483)
Interest expense	—	—	(37,154)	(37,154)
Interest income	—	—	83	83
Income tax benefit	—	—	3,369	3,369

Net income (loss)	$13,764	8,222	(37,703)	(15,717)

Total assets	$205,581	12,852	12,199	230,632
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$10,651	1,835	—	12,486

Fiscal Year Ended March 31, 2005 (Restated)
Sales	$393,922	55,591	—	449,513

EBITDA(c)	$22,579	9,942	(3,686)	28,835
Depreciation and amortization	(19,867)	(3,184)	—	(23,051)
Interest expense	—	—	(33,785)	(33,785)
Interest income	—	—	37	37
Income tax benefit	—	—	1,685	1,685

Net income (loss)	$2,712	6,758	(35,749)	(26,279)

Total assets	$230,174	15,179	12,859	258,212
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$5,418	1,489	—	6,907

ACG HOLDINGS, INC.
Notes to Consolidated Financial Statements
(a)	EBITDA for the print and premedia services segments in the fiscal year ended March 31, 2007 includes the impact of restructuring benefit of ($0.1) million and ($0.3) million, respectively. EBITDA for the print and premedia services segments in the fiscal year ended March 31, 2006 includes the impact of restructuring benefit of ($0.2) million and ($0.3) million, respectively, and the print segment also includes a non-cash asset impairment charge of $2.8 million. EBITDA for the print and premedia services segments in the fiscal year ended March 31, 2005 includes the impact of restructuring costs and other charges of $7.8 million and $2.2 million, respectively.

(b)	EBITDA for corporate and other includes corporate general and administrative expenses. In addition, corporate and other in the fiscal year ended March 31, 2007, includes incremental legal expenses associated with two lawsuits in which the Company is the plaintiff.

(c)	The revisions associated with the Company’s restatement of its consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 resulted in a $0.1 million, ($1.6) million and ($0.9) million, respectively, impact to EBITDA versus previously reported amounts.
(18) Subsequent Event
On July 23, 2007, Holdings entered into a letter of intent with Vertis, Inc. (“Vertis”), with respect to the proposed merger of Holdings with Vertis or an affiliate of Vertis (the “Vertis Merger”). Upon the closing of the Vertis Merger, Graphics would become a wholly-owned subsidiary of Vertis. The closing is subject to the execution of a mutually acceptable definitive merger agreement, the satisfaction of customary closing conditions and the receipt of necessary approvals. The Vertis Merger would be subject to the amendment, refinancing, or repayment in full of the parties’ senior secured credit facilities and the successful exchange of the parties’ outstanding notes (or another mutually satisfactory arrangement). There can be no assurance that a definitive merger agreement can or will be signed or that it will be signed by any particular date. If signed, there can be no assurance that the transaction can or will be completed or that it will be completed by any particular date.
The letter of intent provides for a period of exclusivity with respect to the negotiations of a merger agreement. Such exclusivity period has been extended to September 3, 2007. The date on which the letter of intent may be terminated by either party thereto has also been extended to September 3, 2007. The parties have also agreed that, for such purposes, such date shall be automatically extended thereafter for additional one week periods, unless either party notifies the other that it will not extend such date prior to the end of any such additional one week period.

ITEM 9A. CONTROLS AND PROCEDURES
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Annual Report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective because of our reporting relating to accounting for deferred financing costs, accrued vacation liability and other individually immaterial items described below. No significant changes were made in our internal controls over financial reporting during the year ended March 31, 2007, that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
On August 20, 2007, we, in consultation with our Board of Directors, announced through a Form 8-K filing with the Securities and Exchange Commission (“SEC”), that as a result of certain accounting matters, the financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 would be restated. We have completed our review and have restated the audited financial statements for those periods.
The revisions associated with this restatement, the cumulative impact of which is an increase to accumulated deficit previously reported at March 31, 2007 of $1,314,000, relate principally to a correction in the accounting treatment of certain deferred financing costs (a cumulative impact to increase previously reported accumulated deficit at March 31, 2007 by $478,000) and an adjustment to our accrued vacation liability calculation (a cumulative impact to increase previously reported accumulated deficit at March 31, 2007 by $661,000). These two revisions, as well as certain other corrections of individually immaterial errors (a net cumulative impact to increase previously reported accumulated deficit at March 31, 2007 by $175,000), decreased our net loss by $473,000 in the fiscal year ended March 31, 2007, increased net loss by $1,140,000 and $612,000 in the fiscal years ended March 31, 2006 and 2005, respectively, and increased the accumulated deficit by $ 35,000 as of April 1, 2004.
We have historically capitalized costs associated with our quarterly and annual SEC filings including, without limitation, costs related to legal services, rating agency fees, EDGAR fees and printing services, as deferred financing costs within our consolidated balance sheet. These costs were amortized over future periods through interest expense within our consolidated statements of operations over the remaining term of the underlying debt instrument. We are required to file periodic reports with the SEC as a result of a covenant in the indenture governing the 10 % Notes. Due to this covenant requirement (and a covenant requirement to maintain the effectiveness of a registration statement previously filed by us with the SEC), these costs were previously deemed by us to relate specifically to the ongoing indenture requirement, and therefore, provided future economic benefit.
During August 2007, we were advised by Ernst & Young LLP that based on applicable guidance, such costs should not be capitalized and expensed over future periods, but should be treated as period costs and expensed through the selling, general and administrative expense line item of our consolidated statements of operations. We have reviewed the applicable guidance and determined to conform to this approach. The revisions for the treatment of deferred financing costs decreased net loss by $7,000 in the fiscal year ended March 31, 2007, increased net loss by $115,000 and $128,000 in the fiscal years ended March 31, 2006 and 2005, respectively, and increased the accumulated deficit by $242,000 as of April 1, 2004.
The second primary adjustment related to a revision of our accrued vacation liability calculation, due to the correction of certain underlying supporting data. The correction of this liability increased net loss by $257,000 and $404,000 in the fiscal years ended March 31, 2007 and 2006, respectively.
Accordingly, we have amended our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as originally filed on June 27, 2007, and have restated the financial statements included within for the fiscal years ended March 31, 2007, 2006 and 2005. (See note 2 to the consolidated financial statements for schedules reconciling the restatement related changes for the fiscal years ended March 31, 2007, 2006 and 2005.)
In connection with such restatement of financial statements, our management reassessed certain of our disclosure controls and procedures and implemented additional procedures to remedy the lack of effectiveness referenced above.

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
Consolidated statements of cash flows
Notes to Consolidated Financial Statements
Financial Statement Schedules: The following financial statement schedules of Holdings are filed as a part of this Report.

	Schedules	Page No.

I.	Condensed Financial Information of Registrant:
	Condensed Financial Statements (parent company only) for the years ended March 31, 2007, 2006 and 2005 and as of March 31, 2007 and 2006	80

II.	Valuation and qualifying accounts	90
Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set-forth therein is included in the Consolidated Financial Statements or notes thereto.
3. Exhibits: The exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of this Report.

Exhibit No.	Description

3.1	Certificate of Incorporation of Graphics, as amended to date*

3.2	By-laws of Graphics, as amended to date*

3.3	Restated Certificate of Incorporation of Holdings, as amended to date*

3.4	By-laws of Holdings, as amended to date*

10.1	Amended and Restated Credit Agreement dated as of May 5, 2005, among Graphics and Holdings; with Banc of America Securities, as Sole Lead Arranger, and Bank of America, N.A., as Administrative Agent, and certain lenders####

10.1 (a)	First Amendment to May 5, 2005 Amended and Restated Credit Agreement dated as of September 26, 2006, among Graphics and Holdings; with Bank of America, N.A., as Administrative Agent and L/C Issuer; and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and certain lenders****

10.1 (b)	Second Amendment to May 5, 2005 Amended and Restated Credit Agreement dated as of March 30, 2007, among Graphics and Holdings; with Banc of America, N.A. as Agent; and Banc of America Securities, LLC as Sole Lead Arranger and Sole Book Manager, and certain lenders *****

10.1 (c)	Third Amendment to May 5, 2005 Amended and Restated Credit Agreement dated as of June 13, 2007, among Graphics and Holdings; with Bank of America, N.A., as Agent, and certain lenders❖❖

Exhibit No.	Description

10.1 (d)	Fourth Amendment to May 5, 2005 Amended and Restated Credit Agreement, dated as of August 28, 2007, among Graphics and Holdings; with Bank of America, N.A., as Agent, and certain lenders, effective August 31, 2007. ❖❖❖

10.2	Employment Agreement dated as of April 19, 2007, among Graphics, Holdings and Stephen M.Dyott#####

10.3	Severance Letter, dated August 1, 1999, between Graphics and Stuart Reeve***

10.4	Employment Agreement dated as of April 19, 2007, among Graphics, Holdings and Patrick W. Kellick#####

10.5	Severance Letter, dated January 14, 2000, between Graphics and Denis S. Longpré❖

10.6	Employment Agreement dated as of April 19, 2007, among Graphics, Holdings and Kathleen A. DeKam.#####

10.7	Amended and Restated Stockholders’ Agreement, dated as of August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P. and the additional parties named therein**

10.7 (a)	Amendment No. 1, dated January 16, 1998, to Amended and Restated Stockholders’ Agreement dated as of August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P., and the additional parties named herein††††

10.8	Stock Option Plan of Holdings††

10.9	Common Stock Option Agreement Form†††††

10.10	Holdings Common Stock Option Plan††††

10.11	Amended and Restated American Color Graphics, Inc. Supplemental Executive Retirement Plan†††††

10.12	Credit Agreement dated as of July 3, 2003, among Graphics; Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender; Morgan Stanley Senior Funding, Inc., as Documentation Agent; GECC Capital Markets Group Inc., as Syndication Agent; and the financial institutions named therein as Lenders#

10.12 (a)	First Amendment to Credit Agreement dated as of February 9, 2004 to Credit Agreement dated as of July 3, 2003, among Graphics; Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender; Morgan Stanley Senior Funding, Inc., as Documentation Agent; GECC Capital Markets Group Inc., as Syndication Agent; and the financial institutions named therein as Lenders###

10.12 (b)	Second Amendment to Credit Agreement dated as of February 11, 2005 to Credit Agreement dated as of July 3, 2003, among Graphics; Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender; GECC Capital Markets Group, Inc., as Syndication Agent; and the financial institutions named therein as Lenders†††

10.12 (c)	Third Amendment to Credit Agreement dated as of April 7, 2005 to Credit Agreement dated as of July 3, 2003, among Graphics; Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender; GECC Capital Markets Group, Inc., as Syndication Agent; and the financial institutions named therein as Lenders†

10.13	Indenture (including the form of the 10% Notes) dated as of July 3, 2003, among Graphics, Holdings and The Bank of New York#

10.14	Purchase Agreement dated June 19, 2003, among Graphics, Holdings and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers##

10.15	Registration Rights Agreement dated June 19, 2003, among Graphics, Holdings and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Credit Suisse First Boston LLC##

10.16	Intercreditor Agreement dated July 3, 2003, by and among Bank of America, N.A., The Bank of New York and Graphics##

10.17	Security Agreement dated July 3, 2003, among Graphics, Holdings and the Bank of New York##

10.18	Pledge Agreement dated July 3, 2003, by Graphics and Holdings in favor of The Bank of New York, as Trustee##

Exhibit No.	Description

10.19	Executive Incentive Compensation Program †††††

10.20	Credit Agreement dated as of September 26, 2006, among American Color Graphics Finance, LLC; with Bank of America, N.A., as Administrative Agent and Collateral Agent; and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager****

10.21	Security Agreement dated as of September 26, 2006, between American Color Graphics Finance, LLC; among Bank of America, N.A., as Collateral Agent****

10.22	Servicing Agreement dated as of September 26, 2006, by and among American Color Graphics, Inc., as Servicer, American Color Graphics Finance, LLC, as Purchaser, and Bank of America, N.A., as Administrative Agent and Collateral Agent****

10.22 (a)	First Amendment to September 26, 2006 Servicing Agreement dated as of March 30, 2007, among Graphics, as Servicer, Graphics Finance, as Purchaser, and Bank of America, N.A. as Administrative Agent, and certain lenders*****

10.23	Contribution and Sale Agreement dated as of September 26, 2006, by and between American Color Graphics, Inc., as Seller and American Color Graphics Finance, LLC, as Purchaser****

10.24	Retention Bonus Agreement (form) dated as of April 19, 2007, between Graphics and employee.#####

10.25	Stock Option Agreement (form) dated as of April 19, 2007, between Holdings and grantee#####

10.26	Omnibus Amendment Of Loan Documents dated as of June 13, 2007, among Graphics, Graphics Finance, and Bank of America, N.A., as Agent, and certain lenders❖❖

10.27	Limited Waiver and Consent Agreement, dated as of August 28, 2007, among Graphics, Graphics Finance and Bank of America, N.A., as Agent, and certain lenders, effective August 31, 2007.❖❖❖

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference from Amendment No. 2 to Form S-1 filed on October 4, 1993 — Registration number 33-65702.

†	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 2005 – Commission file number 33-97090.

#	Incorporated by reference from Post Effective Amendment No. 9 to Form S-1 filed on July 16, 2003 – Commission file number 33-97090.

❖	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 2006 – Commission file number 33-97090.

##	Incorporated by reference from Form S-4 filed on November 6, 2003 – Registration number 33-97090.

**	Incorporated by reference from Form S-4 filed on September 19, 1995 – Registration number 33-97090.

††	Incorporated by reference from Amendment No. 2 to Form S-4 filed on November 22, 1995 — Registration number 33-97090.

❖❖	Incorporated by reference from the Form 8-K filed June 19, 2007 – Commission file number 33-97090.

***	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 – Commission file number 33-97090.

†††	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 – Commission file number 33-97090.

###	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 – Commission file number 33-97090.

****	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 – Commission file number 33-97090.

††††	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1998 – Commission file number 33-97090.

####	Incorporated by reference from the Form 8-K filed May 6, 2005 – Commission file number 33-97090.

*****	Incorporated by reference from the Form 8-K filed April 13, 2007– Commission file number 33-97090.

†††††	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 – Commission file number 33-97090.

#####	Incorporated by reference from the Form 8-K filed April 20, 2007 – Commission file number 33-97090.

❖❖❖	Incorporated by reference from the Form 8-K filed August 31, 2007 – Commission file number 33-97090.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Condensed Balance Sheets
(Dollars in thousands except par values)
(Restated)

	March 31,
	2007	2006
Assets

Current assets:

Receivable from subsidiary	$1,098	1,134

Total assets	$1,098	1,134

Liabilities and Stockholders’ Deficit

Liabilities of subsidiary in excess of assets	$246,050	232,617
Income taxes payable	—	36

Total liabilities	246,050	232,653

Commitments and contingencies
Stockholders’ deficit:

Common stock, voting, $.01 par value, 5,852,223 shares authorized,158,205 shares issued and outstanding at March 31, 2007 and March 31, 2006	2	2

Additional paid-in capital	2,038	2,038

Accumulated deficit	(232,083)	(211,547)

Other accumulated comprehensive loss, net of tax	(14,909)	(22,012)

Total stockholders’ deficit	(244,952)	(231,519)

Total liabilities and stockholders’ deficit	$1,098	1,134

See accompanying notes to condensed financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Condensed Statements of Operations
(In thousands)
(Restated)

	Year ended March 31,
	2007	2006	2005

Equity in loss of subsidiary	$20,536	15,717	26,279

Net loss	$20,536	15,717	26,279

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

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Notes to Condensed Financial Statements
Description of ACG Holdings, Inc.
ACG Holdings, Inc. was formed in April 1989 under the name GBP Holdings, Inc. to effect the purchase of all the capital stock of GBP Industries, Inc. from its stockholders in a leveraged buyout transaction. In October 1989, GBP Holdings, Inc. changed its name to Sullivan Holdings, Inc. and GBP Industries, Inc. changed its name to Sullivan Graphics, Inc. Effective June 1993, Sullivan Holdings, Inc. changed its name to Sullivan Communications, Inc. Effective July 1997, Sullivan Communications, Inc. changed its name to ACG Holdings, Inc. (“Holdings”) and Sullivan Graphics, Inc. changed its name to American Color Graphics, Inc. (“Graphics”), (collectively, the “Company”).
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
     2. Restatement of Financial Statements
On August 20, 2007, the Company, in consultation with its Board of Directors, announced through a Form 8-K filing with the Securities and Exchange Commission (“SEC”), that as a result of certain accounting matters, the financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 would be restated. The Company has completed its review and has restated the audited financial statements for those periods.
The revisions associated with this restatement, the cumulative impact of which is an increase to accumulated deficit previously reported at March 31, 2007 of $1,314,000, relate principally to a correction in the accounting treatment of certain deferred financing costs (a cumulative impact to increase previously reported accumulated deficit at March 31, 2007 by $478,000) and an adjustment to the accrued vacation liability calculation (a cumulative impact to increase previously reported accumulated deficit at March 31, 2007 by $661,000). These two revisions, as well as certain other corrections of individually immaterial errors (a net cumulative impact to increase previously reported accumulated deficit at March 31, 2007 by $175,000), decreased our net loss by $473,000 in the fiscal year ended March 31, 2007, increased net loss by $1,140,000 and $612,000 in the fiscal years ended March 31, 2006 and 2005, respectively, and increased the accumulated deficit by $35,000 as of April 1, 2004.
The Company has historically capitalized costs associated with its quarterly and annual SEC filings including, without limitation, costs related to legal services, rating agency fees, EDGAR fees and printing services, as deferred financing costs on its consolidated balance sheet. These costs were amortized over future periods

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Notes to Condensed Financial Statements
through interest expense within the Company’s consolidated statements of operations over the remaining term of the underlying debt instrument. The Company is required to file periodic reports with the SEC as a result of a covenant in the indenture governing the 10 % Notes. Due to this covenant requirement (and a covenant requirement to maintain the effectiveness of a registration statement previously filed by the Company with the SEC), these costs were previously deemed by the Company to relate specifically to the ongoing indenture requirement, and therefore, provided future economic benefit.
During August 2007, the Company was advised by Ernst & Young LLP that based on applicable guidance, such costs should not be capitalized and expensed over future periods, but should be treated as period costs and expensed within the selling, general and administrative expense line item of the Company’s consolidated statements of operations. The Company has reviewed the applicable guidance and determined to conform to this approach. The revisions for the revised treatment of deferred financing costs decreased net loss by $7,000 in the fiscal year ended March 31, 2007, increased net loss by $115,000 and $128,000 in the fiscal years ended March 31, 2006 and 2005, respectively, and increased the accumulated deficit by $242,000 as of April 1, 2004.
The second primary adjustment related to a revision of the Company’s accrued vacation liability calculation, due to the correction of certain underlying supporting data. The correction of this liability increased net loss by $257,000 and $404,000 in the fiscal years ended March 31, 2007 and 2006, respectively.
Accordingly, the Company has amended its Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as originally filed on June 27, 2007, and has restated the financial statements included within for the fiscal years ended March 31, 2007, 2006 and 2005. See note 2 to the consolidated financial statements for reconciliations of previously reported and restated financial statements.
     3. Guarantees
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
     4. Dividends from Subsidiaries and Investees
No cash dividends were paid to Holdings from any consolidated subsidiaries, unconsolidated subsidiaries or investees accounted for by the equity method during the periods reflected in these condensed financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Notes to Condensed Financial Statements
     5. Tax Sharing Agreement
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
     6. Notes Payable and Long-Term Debt
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
The 2005 Credit Agreement also requires delivery to the lenders of the Company’s annual consolidated financial statements accompanied by a report and opinion of its independent certified public accountants that is not subject to any “going concern” qualification.

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
The Receivables Facility also requires Graphics, as servicer of the receivables sold by it to Graphics Finance, to satisfy the same first lien leverage ratio test contained in the 2005 Credit Agreement. In addition, the Receivables Facility contains other customary affirmative and negative covenants and events of default. It also contains other covenants customary for facilities of this type, including requirements related to credit and collection policies, deposits of collections and maintenance by each party of its separate corporate identity, including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Holdings and its consolidated subsidiaries. The Receivables Facility also requires delivery to the lenders of the Company’s annual consolidated financial statements accompanied by a report and opinion of its independent certified public accountants that is not subject to any “going concern” qualification. Failure to meet these covenants could lead to an acceleration of the obligations under the Receivables Facility, following which the lenders would have the right to sell the assets securing the Receivables Facility.
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
10% Senior Second Secured Notes
The 10% Notes mature June 15, 2010, with interest payable semi-annually on June 15 and December 15. The 10% Notes were redeemable at the option of Graphics in whole or in part on June 15, 2007, at 105% of the principal amount, plus accrued interest. The redemption price will decline each year after 2007 and will be 100% of the principal amount of the 10% Notes, plus accrued interest, beginning on June 15, 2009. Upon a change of control, Graphics will be required to make an offer to purchase the 10% Notes, unless such requirement has been waived. The purchase price will equal 101% of the principal amount of the 10% Notes on the date of purchase, plus accrued interest.
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

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Notes to Condensed Financial Statements
Covenant Compliance and Liquidity
At March 31, 2007, and August 31, 2007, the Company was in compliance with the covenant requirements set forth in the 2005 Credit Agreement and the Receivables Facility, as amended and the 10% Notes indenture. The Company was not in compliance with certain reporting requirements under its 2005 Credit Agreement and Receivables Facility subsequent to March 31, 2007. On August 31, 2007, the lenders under both facilities waived such noncompliance. One such waiver related to the Company’s failure to deliver its restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 accompanied by a report and opinion of its independent certified public accountants that was not subject to any “going concern” qualification. See the Report of Independent Registered Public Accounting Firm, which contains a “going concern” qualification, accompanying the Company’s restated consolidated financial statements. The lenders under both facilities waived such noncompliance with respect to the delivery of such Report of Independent Registered Public Accounting Firm until November 29, 2007.
The Company anticipates that its primary needs for liquidity will be to conduct its business, meet debt service requirements, including its required interest payment on the 10% Notes on December 15, 2007, and make capital expenditures. The Company is continually working to improve its liquidity position.
The Company believes, based on management’s current forecasts and its current capital structure (and without giving effect to the proposed Vertis Merger, defined below), it will have sufficient liquidity to meet its requirements through November 29, 2007. If the Vertis Merger closes on or prior to such date, the Company will thereupon become a wholly-owned subsidiary of Vertis.
On August 31, 2007, the 2005 Credit Agreement and Receivables Facility were amended to, among other things, provide that compliance with the first lien coverage ratio covenants in each thereof as of September 30, 2007, will not be measured or determined for any purpose until November 29, 2007 (including, without limitation, for the purpose of determining the Company’s entitlement to make additional borrowings under either such facility on or prior to such date). We do not believe that it is probable that the Company will be in compliance with its first lien coverage ratio covenants under its 2005 Credit Agreement and Receivables Facility at or after November 29, 2007. The lenders under both facilities also waived the Company’s noncompliance with certain reporting requirements under such facilities subsequent to March 31, 2007. One such waiver related to the Company’s failure to deliver its restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 accompanied by a report or opinion of our independent certified public accountants that was not subject to any “going concern” qualification. See the Report of Independent Registered Public Accounting Firm, which contains a “going concern” qualification, accompanying the Company’s restated consolidated financial statements. The lenders under both facilities waived such noncompliance with respect to the delivery of such Report of Independent Registered Public Accounting Firm until November 29, 2007.
In the event the merger agreement for the Vertis Merger is not entered into (or the Vertis Merger is not consummated by November 29, 2007), based on management’s current forecasts and the Company’s current capital structure, in order for the Company to have sufficient liquidity to meet its requirements for liquidity after November 29, 2007, including its next required interest payment on the 10% Notes, the Company would have to take one or more actions to improve its liquidity or modify its requirements for liquidity, which could include, without limitation, seeking waivers or amendments from the requisite lenders under the 2005 Credit Agreement or the Receivables Facility or the requisite holders of the 10% Notes, or all three thereof, under the documentation therefor, refinancing one or both of the 2005 Credit Agreement or Receivables Facility, incurring additional indebtedness above currently permitted levels (if the requisite lenders under the Company’s bank credit facilities and the requisite holders of the 10% Notes permit it), seeking to exchange some or all of the 10% Notes for other securities of the Company, selling the entire Company to another party or disposing of material assets or operations, reducing or delaying capital expenditures or otherwise reducing the Company’s expenses, or taking other material actions that could have a material adverse effect on the Company. If the Company’s business does not generate profitability and cash from operations in line with management’s current forecast for the period through November 29, 2007 (and the proposed Vertis Merger has not theretofore been consummated), the Company would be required to take one or more of such actions sooner than November 29, 2007. The Company cannot provide assurances that any such action could be successfully accomplished or as to the timing or terms thereof.
Based on management’s current forecasts and the Company’s current capital structure (and without giving effect to the proposed Vertis Merger or any other actions described above that the Company may take), the Company cannot provide any assurance that it will be able to comply with the first lien coverage ratio covenants in the 2005 Credit Agreement and the Receivables Facility after November 29, 2007. Accordingly, pursuant to Emerging Issues Task Force Issue 86-30 “Classification of Obligations When a Violation is Waived By the Creditors” (“EITF 86-30”) and Statement of Financial Accounting Standards No. 78, “Classification of Obligations That Are Callable by the Creditor—an amendment of ARB No. 43, Chapter 3A (“SFAS 78”), the Company has classified all amounts outstanding under the 2005 Credit Agreement and the Receivables Facility, and the 10% Notes, and all the Company’s capital lease obligations as current liabilities in the March 31, 2007 consolidated balance sheet. No amounts under the 2005 Credit Agreement, Receivables Facility, 10% Notes, or capital lease obligations were due but unpaid at March 31, 2007 and August 31, 2007.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Notes to Condensed Financial Statements
7. Subsequent Event
On July 23, 2007, Holdings entered into a letter of intent with Vertis, Inc. (“Vertis”), with respect to the proposed merger of Holdings with Vertis or an affiliate of Vertis (the “Vertis Merger”). Upon the closing of the Vertis Merger, Graphics would become a wholly-owned subsidiary of Vertis. The closing is subject to the execution of a mutually acceptable definitive merger agreement, the satisfaction of customary closing conditions and the receipt of necessary approvals. The Vertis Merger would be subject to the amendment, refinancing, or repayment in full of the parties’ senior secured credit facilities and the successful exchange of the parties’ outstanding notes (or another mutually satisfactory arrangement). There can be no assurance that a definitive merger agreement can or will be signed or that it will be signed by any particular date. If signed, there can be no assurance that the transaction can or will be completed or that it will be completed by any particular date.
The letter of intent provides for a period of exclusivity with respect to the negotiations of a merger agreement. Such exclusivity period has been extended to September 3, 2007. The date on which the letter of intent may be terminated by either party thereto has also been extended to September 3, 2007. The parties have also agreed that, for such purposes, such date shall be automatically extended thereafter for additional one week periods, unless either party notifies the other that it will not extend such date prior to the end of any such additional one week period.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
ACG HOLDINGS, INC.

	Balance at					Balance at
	Beginning	Expense /		Other		End of
	of Period	(Income)	Write-offs	Adjustments		Period
			(in thousands)
Fiscal Year ended March 31, 2007

Allowance for doubtful accounts	$1,275	(237)	(21)	—		1,017

Reserve for inventory obsolescence	$328	(109)	(68)	—		151
Income tax valuation allowance (Restated)	$62,598	—	—	5,781	(a)	68,379

Fiscal Year ended March 31, 2006

Allowance for doubtful accounts	$1,783	(110)	(250)	(148)		1,275

Reserve for inventory obsolescence	$267	102	(41)	—		328
Income tax valuation allowance (Restated)	$55,026	—	—	7,572	(b)	62,598

Fiscal Year ended March 31, 2005

Allowance for doubtful accounts	$2,853	257	(1,327)	—		1,783

Reserve for inventory obsolescence	$285	114	(132)	—		267
Income tax valuation allowance (Restated)	$45,199	—	—	9,827	(a)	55,026

(a)	The increase in the valuation allowance relates to current year losses for which no tax benefit has been recorded, partially offset by a decrease in deferred tax assets related to the additional minimum pension liability.

(b)	The increase in the valuation allowance relates to current year losses for which no tax benefit has been recorded and an increase in deferred tax assets related to the additional minimum pension liability.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.
ACG Holdings, Inc.
American Color Graphics, Inc.

/s/ Stephen M. Dyott	Date

Stephen M. Dyott	August 31, 2007
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

Signature	Title	Date

/s/ Patrick W. Kellick	Senior Vice President	August 31, 2007
Patrick W. Kellick	Chief Financial Officer
and Secretary
(Principal Financial Officer)

/s/ Linda G. Plisco	Assistant Corporate Controller	August 31, 2007
Linda G. Plisco	(Principal Accounting Officer)

/s/ Michael C. Hoffman	Director	August 31, 2007
Michael C. Hoffman

/s/ Hwan-Yoon Chung	Director	August 31, 2007
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